Form 10QSB
period 1996-03-31
UNAPIX ENTERTAINMENT INC
filed 1996-05-15
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File Number 1-11976

                           UNAPIX ENTERTAINMENT, INC.
                     (Exact name of small business issuer as
                              specified in charter)

            Delaware                                           95-4404537
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification number)

                                500 Fifth Avenue
                               New York, NY 10110
                    (Address of principal executive offices)

                                  212-575-7070
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No __

As of May 9, 1996 there were 5,222,000 shares of the Company's common stock outstanding.

                                                                    No Exhibits

                           UNAPIX ENTERTAINMENT, INC.

                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)

                                                                       March 31,
                                                                         1996
                                                                       --------
                                ASSETS

Cash and equivalents                                                   $  1,216
Accounts receivable- trade, net of allowances of $893, including
    related party receivables of $215                                     7,801
Film costs, net                                                          13,166
Property and equipment, net                                                 315
Deferred income taxes                                                        78
Other assets                                                              1,284
                                                                       --------
    Total Assets                                                       $ 23,860
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :
Accounts payable and accrued expenses, including related party
    payables of $59                                                    $  4,843
Film acquisition and royalty payable                                      3,573
Variable rate notes                                                       2,794
Acquisition fund payable                                                    827
                                                                       --------
    Total Liabilities                                                  $ 12,037
                                                                       --------


Stockholders' Equity :

Common stock $.01 par value per share; 20,000 authorized; 4,973
    shares issued and outstanding                                            49
Cumulative convertible series A 8% preferred stock, $.01 par value per share;  3,000 authorized; 613 issued and
    outstanding (aggregate liquidation preference of $1,875)                  7

Additional paid-in capital                                               14,390
Notes receivable from equity sales                                       (2,088)
Accumulated deficit                                                        (535)
                                                                       --------
    Total Stockholders' Equity                                         $ 11,823
                                                                       --------
    Total Liabilities and Stockholders' Equity                         $ 23,860
                                                                       ========


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                             For the Three Months Ended March 31

                                                        1996       1995
                                                      -------    -------

Revenues:
         Licensing and distribution                   $ 1,194    $ 1,293
         Home video                                     4,038      2,903
                                                      -------    -------
                                                        5,232      4,196
                                                      -------    -------

Operating costs:
         Licensing and distribution                       760        772
         Home video                                     2,560      2,083
         General and administrative expenses            1,507      1,007
                                                      -------    -------
                                                        4,827      3,862
                                                      -------    -------

Income from operations                                    405        334

Interest income (expense) and financing expense, net      (14)       (12)
                                                      -------    -------

Income before taxes                                   $   391    $   322
                                                      -------    -------

Income taxes:
         Provision for income taxes                       162        130
         Benefit from net operating loss utilization     --         (400)
                                                      -------    -------
                  Total                                   162       (270)
                                                      -------    -------

Net income                                            $   229    $   592
                                                      =======    =======

Net income per share (Note 5)                         $   .04    $   .12
                                                      =======    =======

Average number of common shares and common equivalent
        shares outstanding (Note 5)                     4,971      6,561
                                                      =======    =======





           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  For the Three Months Ended March 31

                                                                           1996      1995
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   229    $   592
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                     1,845      1,766
         Deferred income taxes                                               152       (282)
         Accretion of debentures discount                                      9       --
         Loss on disposal of assets                                            2       --
         Decrease (increase) in accounts receivable, net                     587       (721)
         Film cost expenditures                                           (4,049)    (1,264)
         Increase in other assets                                           (151)      (169)
         Increase (decrease) in accounts payable and
              accrued expenses                                                91       (960)
         Increase (decrease) in film acquisition and
              royalties payable                                              553       (320)
                                                                         -------    -------
Total cash flows used by operating activities                               (732)    (1,358)
                                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (56)       (18)
                                                                         -------    -------
Total cash flows used by investing activities                                (56)       (18)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from warrant and option exercises                             --          274
     Private placement expenditures                                          (24)        (2)
     Preferred stock dividend                                               --          (32)
                                                                         -------    -------
Total cash flows used by financing activities                            $   (24)   $   240
                                                                         -------    -------











           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)

                                             For the Three Months Ended March 31

                                                       1996       1995
                                                     -------    -------
NET DECREASE IN CASH AND EQUIVALENTS                 $  (812)   $(1,136)

CASH AND EQUIVALENTS AT BEGINNING OF
         PERIOD                                        2,028      2,270
                                                     -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD                $ 1,216    $ 1,134
                                                     =======    =======



SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
         Conversion of accrued liability to
            acquisition fund payable                      77         --
         Conversion of debt to equity                     --         17
                                                     -------    -------

                                                     $    77    $    17
                                                     =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

         Cash paid for interest                      $   151    $    18
                                                     =======    =======

         Cash paid for taxes                         $     9    $    11
                                                     =======    =======







           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

2.  Stock Dividend

In April 1996, the Company declared a special 5 percent stock dividend, payable on May 6, 1996 to stockholders of record of its common stock on April 22, 1996. The company issued 249,000 shares of common stock pursuant to the declared stock dividend.

3. Film costs

The Company's film costs include:

                                                             March 31,
                                                               1996
                                                           ------------
                                                          (In thousands)

        Films released                                       $ 26,863
        Films completed but not released                        2,137
        Films in process                                        1,947
                                                             --------
                                                               30,947
        Accumulated amortization                              (17,781)
                                                             --------
                                                             $ 13,166
                                                             ========

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996

4. Deferred income taxes

In the first quarter of 1996 there is a full provision for taxes on income. The provision for income taxes of $270,000 for the first three months of 1995 reflects a deferred tax benefit of $400,000, attributable to the reduction of the deferred tax allowance.

5. Net income (loss) per common share

Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

For the quarter ended March 31, 1996, the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be immaterial.

For the quarter ended March 31, 1995, the earnings per share calculation is based on the weighted average number of outstanding shares of common stock during the period, including common equivalent shares applicable to the assumed exercise of dilutive stock options and warrants.

Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                  Three Months Ended March 31,

                                                      1996         1995
                                                    -------      -------

Net income as  reported                             $   229      $   592
Preferred stock dividends                               (37)         (39)
                                                    -------      -------
                                                        192          553
Interest, after taxes, accrued on proceeds from
     assumed exercise of options and warrants          --            236
                                                    -------      -------
Total income used for earnings per share            $   192      $   789
                                                    =======      =======
Weighted average number of common and
      common equivalent shares                        4,971        6,561
                                                    =======      =======

                           UNAPIX ENTERTAINMENT, INC.

            Item 2.Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1996 Compared with Three Months Ended
                   --------------
March 31, 1995
- --------------

Revenues for the three months ended March 31, 1996 increased by $1,036,000 or 25%, to $5,232,000 as compared to the same three month period in 1995. This increase in revenues is primarily a result of the increase in home video revenues of $1,135,000 or 39% to $4,038,000 due to the distribution of higher quality films and the release of 6 films in the first quarter of 1996 as compared to 5 films in the same period of 1995. In addition, the increase in home video revenues is attributable to the 1995 start up of operations whereby the Company markets sell-through products to retailers, mail-order companies, mass merchants and distributors worldwide. In 1996, the revenues from these sell-through operations totaled $787,000 as compared to $223,000 in 1995. Management is expecting that improvements in revenues will continue throughout 1996.

Home video costs for the three months ended March 31,1996 increased by $477,000, or 23%, to $2,560,000 as compared to the corresponding period in 1995. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $1,507,000 for the three months ended March 31, 1996, as compared to $1,007,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. Included in these costs are start-up costs related to the Company's new video sell-through operation, which was started in the first quarter of 1995. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

The Company had income before taxes of $391,000 for the three months ended March 31, 1996 as compared to income before taxes of $322,000 for the corresponding three month period in 1995. This $69,000 improvement in results is due to the implementation of the Company's plan of expansion and diversification as well as the acquisition of higher quality product. Management anticipates that as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should continue to be favorable.

In the 1996 quarter there is a full provision for taxes on income. In 1995 there was a net income tax benefit, as the $400,000 net operating loss benefit recognized more than offset the quarterly tax provision of $130,000.

Liquidity and Capital Resources

For the three months ended March 31, 1996, the Company utilized cash for operating activities of $732,000, primarily as a result of the $4,049,000 incurred in acquiring and promoting new properties for the home video rental and the licensing and distribution markets. Net operating cash requirements were primarily met by cash inflows from operations and cash on hand.

                           UNAPIX ENTERTAINMENT, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources (continued):

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $1,800,000 as of March 31, 1996, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other financings, including the financing described below.

In May 1996, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The offering is for up to 12 Units having an aggregate price of $3,000,000, however, the Company reserves the right to sell 18 Units for a total offering of up to $4,500,000, in its sole discretion. The Units and the securities comprising the Units are being offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants will have certain registration rights. As of May 10, 1996, the Company had indication of intent to purchase Units in excess of $1,500,000. There is no assurance that the Company will be able to successfully complete the offering or the sale of such Units.

The Company's credit facility with Atlantic Bank of New York (the "Bank") provides for borrowings of up to $2,500,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.5% per annum in excess of the Bank's publicly announced benchmark rate. The term of the facility expires on May 31, 1996, and may be terminated by either party upon 60 days notice after such date. The Company is currently negotiating an extention of the credit facility, which is expected to be completed in the second quarter of 1996. The Bank may also terminate the facility upon 60 days notice at any time throughout the term. Outsanding amounts under the facility are secured by substantially all of the Company's assets. The facility contains restrictive covenants that require minimum (i) tangible net worth, (ii) liquidity and (iii) earnings to interest expense ratios. The covenants prohibit the payment of cash dividends on common stock or a change in control of the Company. The covenants also, among other things, limit the Company's ratio of debt to net worth and the amount of loan proceeds which can be utilized to acquire film rights or finance film productions. The Company has not utilized the facility since its inception. The Company anticipates utilizing the facility during the second quarter of 1996.

                           UNAPIX ENTERTAINMENT, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources (continued):

The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financing to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. It is also possible that the Company may have additional debt or equity financing.

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5. Other Information

In April 1996 the Company declared a 5% stock dividend on its outstanding shares of common stock, $.01 par value per share ("Common Stock"). The record date for the dividend was Monday, April 22, 1996 (the "Record Date"), and the payment date was Monday, May 6, 1996. As a result of such dividend, each of the Company's Common Stock purchase options and warrants that were outstanding on the record date entitles the holder to purchase 1.05 shares of Common Stock for the same exercise price that prior to the dividend entitled the holder to purchase one share.

Among such adjustments to all of the Company's options and warrants, each Class B Redeemable Common Stock Purchase Warrant, expiring June 22, 1998 (a "Class B Warrant"), entitles the holder to purchase 1.05 shares of Common Stock for the pre-dividend exercise price of $4.50 (effectively reducing the exercise price per share to $4.28). If as a result of the adjustment a holder upon exercise is entitled to receive a fractional interest in a share, the Company will purchase such fractional share for a purchase price based upon the current value of the Common Stock at the time of exercise.

In connection with the dividend, the market price that the Common Stock must exceed in order for the Company to redeem the Class B Warrants has also been proportionately reduced. Prior to the dividend, in order for the Company to redeem the Class B Warrants, the closing high bid price of the Common Stock on each of twenty (20) consecutive trading days (or such lesser number of days with the consent of the underwriter from the Company's initial public offering, but not less than ten (10) consecutive trading days) ending on the third business day prior to the date on which notice of redemption is given must have been at least $6.00 per share (the "Threshold Price"). Effective as of the date hereof, the Threshold Price has been reduced to $5.71 per share.

In addition to the adjustment to the Company's Common Stock purchase options and warrants on the Record Date each share of the Company's Series A 8% Cumulative Convertible Preferred Stock that was outstanding on such date now entitles the holder to receive 1.05 shares of Common Stock upon conversion, rather than one share, which was the pre-dividend conversion rate.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

           None.

     b) Reports on Form 8-K

           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unapix Entertainment, Inc.

/s/ Daniel T. Murphy       Chief Financial Officer               May 13, 1996
- ---------------------
  Daniel T. Murphy