Form 10QSB/A
period 1996-03-31
UNAPIX ENTERTAINMENT INC
filed 1996-07-09
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB-A

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996


            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    ------

                      Commission File Number 1-11976
                                             -------

                        UNAPIX ENTERTAINMENT, INC.
                  --------------------------------------
                  (Exact name of small business issuer as
                           specified in charter)


         Delaware                                       95-4404537
         --------                                       -----------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                    Identification number)


                               500 Fifth Avenue
                            New York, New York 10110
                            -------------------------
                    (Address of principal executive offices)

                                 212-575-7070
                                 -------------
                         (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X    NO
                                ----     ----

As of May 9, 1996 there were 5,222,000 shares of the Company's common stock outstanding.

                                                                No Exhibits

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



UNAPIX ENTERTAINMENT, INC.


/s/ Daniel T. Murphy         Chief Financial Officer         July 8, 1996
- --------------------
    Daniel T. Murphy