Form 10QSB
period 1996-06-30
UNAPIX ENTERTAINMENT INC
filed 1996-08-14
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to
                                                      ----    ----

                         Commission File Number 1-11976
                                                -------

                           UNAPIX ENTERTAINMENT, INC.
                           --------------------------
                     (Exact name of small business issuer as
                              specified in charter)


            Delaware                                            95-4404537
            --------                                            ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification number)


                               200 Madison Avenue
                               New York, NY 10016
                               ------------------
                    (Address of principal executive offices)

                                  212-252-7600
                                  ------------
                           (Issuer's Telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      ---
As of August 7, 1996 there were 5,306,000 shares of the Company's common stock outstanding.

                                                       Exhibits begin on page 16

                           UNAPIX ENTERTAINMENT, INC.

                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)


                                                                        June 30,
                                                                         1996
                                                                       --------
                                ASSETS

Cash and equivalents                                                   $    531
Accounts receivable- trade, net of allowances of $762, including
    related party receivables of $217                                     7,938
Film costs, net                                                          17,561
Property and equipment, net                                                 391
Deferred income taxes                                                        66
Other assets                                                              1,577
                                                                       --------
    Total Assets                                                       $ 28,064
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :

Accounts payable and accrued expenses, including related party
    payables of $18                                                    $  7,565
Film acquisition and royalty payable                                      4,347
Bank line of credit                                                         100
Variable rate notes                                                       3,365
Acquisition fund payable                                                    897
                                                                       --------
    Total Liabilities                                                  $ 16,274
                                                                       --------


Stockholders' Equity :

Common stock $.01 par value per share; 20,000 authorized; 5,283
    shares issued and outstanding                                            53
Cumulative convertible series A 8% preferred stock, $.01 par value per share;  3,000 authorized; 546 issued and
    outstanding (aggregate liquidation preference of $1,838)                  5
Additional paid-in capital                                               15,657
Notes receivable from equity sales                                       (2,016)
Accumulated deficit                                                      (1,909)
                                                                       --------
    Total Stockholders' Equity                                         $ 11,790
                                                                       --------
    Total Liabilities and Stockholders' Equity                         $ 28,064
                                                                       ========


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                              For the Three Months Ended June 30

                                                      1996         1995
                                                    -------      -------

Revenues:
         Licensing and distribution                 $ 2,304      $ 1,498
         Home video                                   3,049        3,004
                                                    -------      -------
                                                      5,353        4,502
                                                    -------      -------

Operating costs:
         Licensing and distribution                   1,610          915
         Home video                                   2,121        2,070
         General and administrative expenses          1,583        1,231
                                                    -------      -------
                                                      5,314        4,216
                                                    -------      -------

Income from operations                                   39          286

Interest expense and financing expense, net              (9)         (61)
                                                    -------      -------

Income before taxes                                 $    30      $   225
                                                    -------      -------

Provision for income taxes                               12           84
                                                    -------      -------

Net income                                          $    18      $   141
                                                    =======      =======

Net income per share (Note 6)                       $    --      $   .04
                                                    =======      =======

Average number of common shares and common
        equivalent shares outstanding (Note 6)        5,227        2,893
                                                    =======      =======



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)



                                                                 For the Six Months Ended June 30

                                                                     1996                    1995
                                                                 --------                --------
Revenues:
         Licensing and distribution                              $  3,498                $  2,792
         Home video                                                 7,087                   5,907
                                                                 --------                --------
                                                                   10,585                   8,699
                                                                 --------                --------

Operating costs:
         Licensing and distribution                                 2,322                   1,687
         Home video                                                 4,663                   4,153
         General and administrative expenses                        3,156                   2,239
                                                                 --------                --------
                                                                   10,141                   8,079
                                                                 --------                --------

Income from operations                                                444                     620

Interest expense and financing expense, net                           (23)                    (73)
                                                                 --------                --------

Income before taxes                                              $    421                $    547
                                                                 --------                --------

Income taxes:
         Provision for income taxes                                   174                     214
         Benefit from net operating loss utilization                   --                    (400)
                                                                 --------                --------
                  Total                                               174                    (186)
                                                                 --------                --------

Net income                                                       $    247                $    733
                                                                 ========                ========

Net income per share (Note 6)                                    $    .03                $    .14
                                                                 ========                ========

Average number of common shares and common
        equivalent shares outstanding (Note 6)                      5,224                   7,048
                                                                 ========                ========


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                         For the Six Months Ended June 30,

                                                                                                1996               1995
                                                                                             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $   247            $   733
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                                         4,102              4,031
         Deferred income taxes                                                                   164               (207)
         Accretion of debentures discount                                                         18                 --
         Loss on disposal of assets                                                                2                 --
         Decrease (increase) in accounts receivable, net                                         450             (1,207)
         Film cost expenditures                                                               (8,080)            (8,163)
         Increase in other assets                                                               (530)              (236)
         Increase in accounts payable and
              accrued expenses                                                                   317              2,694
         Increase in film acquisition and
              royalties payable                                                                1,327                510
                                                                                             -------            -------
Total cash flows used by operating activities                                                 (1,983)            (1,845)
                                                                                             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                         (153)               (79)
                                                                                             -------            -------
Total cash flows used by investing activities                                                   (153)               (79)
                                                                                             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from employee notes receivable                                                      49                 --
     Proceeds from warrant and option exercises                                                   --                475
     Private placement expenditures                                                              (50)               (17)
     Proceeds from variable rate notes private placement                                          --                400
     Proceeds from 10% convertible notes private placement                                       563                 --
     Borrowings under bank line of credit                                                        100                 --
     Preferred stock dividend                                                                    (23)               (17)
                                                                                             -------            -------
Total cash flows used by financing activities                                                $   639            $   841
                                                                                             -------            -------


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)


                                                                                            For the Six Months Ended June 30

                                                                                                 1996                1995
                                                                                              -------             -------
NET DECREASE IN CASH AND EQUIVALENTS                                                          $(1,497)            $(1,083)

CASH AND EQUIVALENTS AT BEGINNING OF
         PERIOD                                                                                 2,028               2,270
                                                                                              -------             -------

CASH AND EQUIVALENTS AT END OF PERIOD                                                         $   531             $ 1,187
                                                                                              =======             =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Conversion of accrued liability to acquisition fund payable                              143                  --
         Preferred stock dividend paid in common stock                                             51                  62
         Warrants issued                                                                           --                  61
         Conversion of debt to equity                                                              --                  17
                                                                                              -------             -------

                                                                                              $   194             $   140
                                                                                              =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                               $   303             $    18
                                                                                              =======             =======

         Cash paid for taxes                                                                  $    17             $    22
                                                                                              =======             =======


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

2.   FINANCING

In August 1996, the Company completed a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. As of June 30, 1996, the Company had received $563,000 in connection with such offering. In July the Company received an additional $1,000,000 bringing the debentures issued to a total of $1,563,000. A total of 158,750 Warrants were issued in this offering.

3.   EQUITY

In April 1996, the Company declared a special 5 percent stock dividend, payable on May 6, 1996 to stockholders of record of its common stock on April 22, 1996. The company issued 249,000 shares of common stock pursuant to the declared stock dividend.

In June 1996, the Company entered into an agreement with an investor relations firm, pursuant to which the Company issued 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement. The options have a term of five years. The Company is also obligated to issue an additional 100,000 options which will expire within one year unless all of the Company's Class B Warrants have been exercised prior to that time. If all the Class B Warrants are exercised during the one year period, the 100,000 options will have the same term as the other 300,000 options.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

4.   FILM COSTS

The Company's film costs include:
                                                          June 30,
                                                            1996
                                                          --------
                                                       (In thousands)

     Films released                                       $ 29,727
     Films completed but not released                        2,821
     Films in process                                        4,944
                                                          --------
                                                            37,492
     Accumulated amortization                              (19,931)
                                                          --------
                                                          $ 17,561
                                                          ========

5.   DEFERRED INCOME TAXES

There is a full provision for taxes on income for the first six months of 1996. The provision for income taxes of $186,000 for the first six months of 1995 reflects a deferred tax benefit of $400,000, attributable to the reduction of the deferred tax allowance.

6.   NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

For the quarters ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be immaterial.

For the six months ended June 30, 1995, the earnings per share calculation is based on the weighted average number of outstanding shares of common stock during the period, including common equivalent shares applicable to the assumed exercise of dilutive stock options and warrants.

The number of shares and net income per share for the quarter and six months ended June 30, 1995 have been restated to reflect the 5% stock dividend paid in the second quarter of 1996.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1996


6.   NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                               ---------------------------            -------------------------

                                                                 1996               1995               1996              1995
                                                                 ----               ----               ----              ----
Net income as reported                                          $  18              $ 141               $ 247            $ 733
Preferred stock dividends                                         (37)               (39)                (74)             (78)
                                                                -----              -----               -----            -----
                                                                  (19)               102                 173              655
Interest, after taxes, accrued on proceeds from assumed
      exercise of options and warrants                             --                 --                  --              330
                                                                -----              -----               -----            -----
Total income used for earnings per share                        $ (19)             $ 102               $ 173            $ 985
                                                                =====              =====               =====            =====
Weighted average number of common and common equivalent
      shares                                                    5,227              2,893               5,224            7,048
                                                                =====              =====               =====            =====

                           UNAPIX ENTERTAINMENT, INC.

            Item 2.Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995
                   -------------                                  -------------
Revenues for the three months ended June 30, 1996 increased by $851,000 or 19%, to $5,353,000 as compared to the same three month period in 1995. This increase in revenues is primarily a result of the increase in licensing revenues of $806,000 or 54% to $2,304,000. This increase reflects the Company's increased emphasis on the licensing business. Management is expecting that improvements in revenues will continue throughout 1996.

Licensing and distribution costs for the three months ended June 30, 1996 increased by $695,000, or 76%, to $1,610,000 as compared to the corresponding period in 1995. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $1,583,000 for the three months ended June 30, 1996, as compared to $1,231,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's continued expansion and diversification. Included in these costs are start-up costs related to the Company's new direct marketing operations, which began in the second quarter of 1996 as well as efforts to market niche product overseas. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above, as well as the start up operations.

The Company had income before taxes of $30,000 for the three months ended June 30, 1996 as compared to income before taxes of $225,000 for the corresponding three month period in 1995. This $195,000 decrease in results is due to the costs of the implementation of the Company's plan of expansion and diversification which the Company expects to affect results positively in future. Management anticipates that as the expansion into new niches, such as the "Direct Marketing" niche, and as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should be favorable.

In the 1996 and 1995 quarters there is a full provision for taxes on income.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2.Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995
                 -------------                                -------------
Revenues for the six months ended June 30, 1996 increased by $1,886,000 or 22%, to $10,585,000 as compared to the same six month period in 1995. This increase in revenues is primarily a result of the increase in home video revenue of $1,180,000 or 20% to $7,087,000 due to the success of the Company's sell-through operations which generated revenues of $1,614,000 in the second quarter of 1996 as compared to $516,000 in the same period of 1995 during which the sell-through operations were in their start up stage. Licensing and distribution revenues also showed a strong increase of $706,000 or 25% to $3,498,000 for the six months ended June 30, 1996. The improvement is attributable to the increased emphasis on the Company's licensing business. Management is expecting that improvements in revenues will continue throughout 1996.

Licensing and distribution costs for the six months ended June 30, 1996 increased by $635,000, or 38%, to $2,322,000 as compared to the corresponding period in 1995. In addition, home video costs for the six month period ended June 30, 1996 increased by $510,000, or 12%, to $4,663,000 as compared to the corresponding period in 1995. These increases reflect increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $3,156,000 for the six months ended June 30, 1996, as compared to $2,239,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's continued expansion and diversification. Included in these costs are start-up costs related to the Company's new direct marketing operations which began in the second quarter of 1996. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above, as well as the start up operations.

The Company had income before taxes of $421,000 for the six months ended June 30, 1996 as compared to income before taxes of $547,000 for the corresponding six month period in 1995. This $126,000 decrease in results is due to the costs of the implementation of the Company's plan of expansion and diversification, which the Company expects to benefit future periods. Management anticipates that as the expansion into new niches, such as the "Direct Marketing" niche, and as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should be favorable.

For the six months ended June 30, 1996 there is a full provision for taxes on income. In 1996 there was a net income tax benefit, as a $400,000 net operating loss benefit recognized more than offset the six month tax provision of $214,000.

                           UNAPIX ENTERTAINMENT, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, the Company utilized net cash for operating activities of $1,983,000, primarily as a result of the $8,080,000 incurred in acquiring and promoting new properties for the home video rental and the licensing and distribution markets. Operating cash requirements were primarily met by cash inflows from operations, cash on hand and the utilization of the Company's credit facility.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $1,217,000 as of June 30, 1996, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other financings, including the financing described below.

In July 1996, the Company completed a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The offering generated proceeds of $1,563,000, of which $563,000 was received in the second quarter of 1996, and the remainder in July 1996 (for further details concerning this private placement see footnote 2).

The Company's credit facility with Atlantic Bank of New York (the "Bank") provides for borrowings of up to $2,500,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.5% per annum in excess of the Bank's publicly announced benchmark rate. The term of the facility expires on May 31, 1997, and may be terminated by either party upon 60 days notice after such date. The Bank may also terminate the facility upon 60 days notice at any time throughout the term. Outstanding amounts under the facility are secured by substantially all of the Company's assets. The facility contains restrictive covenants that require minimum (i) tangible net worth, (ii) liquidity and (iii) earnings to interest expense ratios. The covenants prohibit the payment of cash dividends on common stock or a change in control of the Company. The covenants also, among other things, limit the Company's ratio of debt to net worth and the amount of loan proceeds which can be utilized to acquire film rights or finance film productions. As of June 30, 1996 the Company had borrowed $100,000 and had remaining availability of $1,456,000.

                           UNAPIX ENTERTAINMENT, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):


The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financing to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financing.

                           UNAPIX ENTERTAINMENT, INC.


PART II - OTHER INFORMATION


ITEMS 1 THROUGH 4 ARE NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

     NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

Exhibit
Number    Description

4.1       Form of 10% Convertible Subordinated Note due June 30, 2003

4.2 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2003

10.1 Agreement under which Strategic Growth International will serve as Investor Relations Consultant to the Company

27        Financial Data Schedule

     b) Reports on Form 8-K

          None.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNAPIX ENTERTAINMENT, INC.




/s/ Daniel T. Murphy           Chief Financial Officer           August 12, 1996
- ----------------------
  Daniel T. Murphy

                                    EXHIBITS