Form 10QSB
period 1996-09-30
UNAPIX ENTERTAINMENT INC
filed 1996-11-14
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


                               200 Madison Avenue
                               New York, NY 10016
                    (Address of principal executive offices)

                                  212-252-7600
                           (Issuer's Telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No __

As of November 1, 1996 there were 5,313,000 shares of the Company's common stock outstanding.

                                                       Exhibits begin on page 16

                           UNAPIX ENTERTAINMENT, INC.

                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)


                                                                   September 30,
                                                                       1996
                                                                   -------------
                                     ASSETS

Cash and equivalents                                                   $    394
Accounts receivable- trade, net of allowances of $1,020                   7,885
Film costs, net                                                          21,143
Product inventory                                                           752
Property and equipment, net                                                 505
Deferred income taxes                                                        54
Other assets, including related party receivables of $233                 1,262
                                                                       --------
    Total Assets                                                       $ 31,995
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :

Accounts payable and accrued expenses                                  $  9,191
Royalty payable                                                           4,490
Bank line of credit                                                       1,113
Variable rate notes                                                       4,414
Acquisition fund payable                                                    933
                                                                       --------
    Total Liabilities                                                  $ 20,141
                                                                       --------


Stockholders' Equity :

Common stock $.01 par value per share; 20,000 authorized; 5,310
    shares issued and outstanding                                            53
Cumulative convertible series A 8% preferred stock, $.01 par value per share;  3,000 authorized; 539 issued and
    outstanding (aggregate liquidation preference of $1,649)                  5
Additional paid-in capital                                               15,719
Notes receivable from equity sales                                       (2,033)
Accumulated deficit                                                      (1,890)
                                                                       --------
    Total Stockholders' Equity                                         $ 11,854
                                                                       --------
    Total Liabilities and Stockholders' Equity                         $ 31,995
                                                                       ========


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                        For the Three Months Ended September 30

                                                                 1996              1995
                                                               -------           -------
Revenues:
         Licensing and distribution                            $ 1,254           $ 1,630
         Home video                                              3,390             2,492
                                                               -------           -------
                                                                 4,644             4,122
                                                               -------           -------

Operating costs:
         Licensing and distribution                                740               812
         Home video                                              2,118             2,045
         General and administrative expenses                     1,682             1,179
                                                               -------           -------
                                                                 4,540             4,036
                                                               -------           -------

Income from operations                                             104                86

Interest expense and financing expense, net                        (73)              (26)
                                                               -------           -------

Income before taxes                                            $    31           $    60
                                                               -------           -------

Provision for income taxes                                          12                38
                                                               -------           -------

Net income                                                     $    19           $    22
                                                               =======           =======

Net income per share (Note 6)                                  $  --             $  --
                                                               =======           =======

Average number of common shares and common equivalent
        shares outstanding (Note 6)                              5,287             3,664
                                                               =======           =======





           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                              For the Nine Months Ended September 30

                                                                     1996                1995
                                                                   --------            --------
Revenues:
         Licensing and distribution                                $  4,752            $  4,367
         Home video                                                  10,477               8,454
                                                                   --------            --------
                                                                     15,229              12,821
                                                                   --------            --------

Operating costs:
         Licensing and distribution                                   3,062               2,515
         Home video                                                   6,781               6,182
         General and administrative expenses                          4,838               3,433
                                                                   --------            --------
                                                                     14,681              12,130
                                                                   --------            --------

Income from operations                                                  548                 691

Interest expense and financing expense, net                             (96)                (84)
                                                                   --------            --------

Income before taxes                                                $    452            $    607
                                                                   --------            --------

Income taxes:
         Provision for income taxes                                     186                 273
         Benefit from net operating loss utilization                   --                  (421)
                                                                   --------            --------
                  Total                                                 186                (148)
                                                                   --------            --------

Net income                                                         $    266            $    755
                                                                   ========            ========

Net income per share (Note 6)                                      $    .03            $    .16
                                                                   ========            ========

Average number of common shares and common equivalent shares
        outstanding (Note 6)                                          5,245               7,472
                                                                   ========            ========





           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                       For the Nine Months Ended September 30,

                                                                                              1996                1995
                                                                                            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $    266            $    755
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                                         6,036               6,043
         Deferred income taxes                                                                   177                (207)
         Accretion of debentures discount                                                         31                --
         Loss on disposal of assets                                                                2                --
         Decrease (increase) in accounts receivable, net                                         503              (1,538)
         Film cost expenditures                                                              (12,552)             (9,382)
         Increase in product inventory                                                          (404)                (88)
         Increase in other assets                                                               (545)               (443)
         Increase in accounts payable and
              accrued expenses                                                                 1,011                 708
         Increase in royalties payable                                                         1,469                 303
                                                                                            --------            --------
Total cash flows used by operating activities                                                 (4,006)             (3,849)
                                                                                            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                         (294)               (126)
                                                                                            --------            --------
Total cash flows used by investing activities                                                   (294)               (126)
                                                                                            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from 10% convertible notes private placement                                     1,573                --
     Net borrowings under bank line of credit                                                  1,113                --
     Proceeds from employee notes receivable                                                      55                  57
     Proceeds from warrant and option exercises                                                 --                 2,264
     Proceeds from common stock private placement                                               --                 1,275
     Private placement expenditures                                                              (52)               (128)
     Proceeds from variable rate notes private placement                                        --                   401
     Employee payment on notes receivable for preferred stock                                   --                     5
     Preferred stock dividend                                                                    (23)                (18)
                                                                                            --------            --------
Total cash flows from financing activities                                                  $  2,666            $  3,856
                                                                                            --------            --------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)

                                                              For the Nine Months Ended September 30

                                                                        1996        1995
                                                                       -------    -------
NET DECREASE IN CASH AND EQUIVALENTS                                   $(1,634)   $  (119)

CASH AND EQUIVALENTS AT BEGINNING OF
         PERIOD                                                          2,028      2,270
                                                                       -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD                                  $   394    $ 2,151
                                                                       =======    =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Conversion of accrued liability to acquisition fund payable       179       --
         Preferred stock dividend paid in common stock                      51         61
         Notes received for employee common stock purchase                          1,543
         Warrants issued                                                  --           73
         Conversion of debt to equity                                     --           17
                                                                       -------    -------

                                                                       $   230    $ 1,694
                                                                       =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                        $   312    $   159
                                                                       =======    =======

         Cash paid for taxes                                           $    39    $    76
                                                                       =======    =======



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1996

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

2.  Financing

As of September 30, 1996, the Company had sold in a private offering $1,597,500 of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. Subsequent to September 30, 1996, the Company sold an additional $4,125,000 bringing the Notes issued to a total of approximately $5,723,000. A total of 572,250 Warrants were issued in conjunction with this offering. The Company incurred placement fees of $306,000 and 205,000 five year warrants with an exercise price of $4.50.

3.  Equity

In April 1996, the Company declared a special 5 percent stock dividend, payable on May 6, 1996 to stockholders of record of its common stock on April 22, 1996. The company issued 249,000 shares of common stock pursuant to the declared stock dividend.

In June 1996, the Company entered into an agreement with an investor relations firm, pursuant to which the Company issued 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement. The options have a term of five years. The Company is also obligated to issue an additional 100,000 options which will expire within one year unless all of the Company's Class B Warrants have been exercised prior to that time. If all the Class B Warrants are exercised during the one year period, the additional options will also have a term of five years.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1996

4. Film costs

The Company's film costs include:
                                                    September 30,
                                                        1996
                                                   --------------
                                                   (In thousands)
                  Films released                     $ 33,844
                  Films completed but not released      2,666
                  Films in process                      6,465
                                                     --------
                                                       42,975
                  Accumulated amortization            (21,832)
                                                     --------
                                                     $ 21,143
                                                     ========

5. Deferred income taxes

There is a full provision for taxes on income for the first nine months of 1996. The provision for income taxes for the first nine months of 1995 is offset by a deferred tax benefit of $421,000, attributable to the reduction of the deferred tax allowance.

6. Net income (loss) per common share

Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

For the quarters ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be antidilutive.

For the nine months ended September 30, 1995, the earnings per share calculation is based on the weighted average number of outstanding shares of common stock during the period, including common equivalent shares applicable to the assumed exercise of dilutive stock options and warrants.

The number of shares and net income per share for the quarter and nine months ended September 30, 1995 have been restated to reflect the 5% stock dividend paid in the second quarter of 1996.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1996


6. Net income (loss) per common share (continued)

Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                                    Three Months Ended Sept 30,  Nine Months Ended Sept 30,

                                                                       1996           1995           1996           1995
                                                                      -------        -------        -------        -------
Net income as  reported                                               $    19        $    22        $   266        $   755
Preferred stock dividends                                                 (32)           (39)           (97)          (118)
                                                                      -------        -------        -------        -------
                                                                          (13)           (17)           169            637
Interest, after taxes, accrued on proceeds from assumed
      exercise of options and warrants                                   --             --             --              545
                                                                      -------        -------        -------        -------
Total income used for earnings per share                              $   (13)       $   (17)       $   169        $ 1,182
                                                                      =======        =======        =======        =======
Weighted average number of common and common equivalent
      shares                                                            5,287          3,664          5,245          7,472
                                                                      =======        =======        =======        =======

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Three Months Ended September 30, 1996 Compared with Three Months Ended September
                   ------------------                                  ---------
30, 1995
--------

Revenues for the three months ended September 30, 1996 increased by 13% to $4,644,000 from $4,122,000 in the same three month period in 1995. This increase in revenues is primarily a result of the increase in home video revenues by 36% to $3,390,000 as compared to $2,492,000 in 1995. This increase reflects the Company's emphasis on distributing higher quality films to the rental marketplace as well as significantly increased library sales. Management is expecting that improvements in revenues will continue throughout 1996. Licensing and distribution revenues decreased by 23% to $1,254,000 from $1,630,000 in 1995. At September 30, 1996, the Company has licensing sales agreements, which have not been recognized as revenue, totaling approximately $2,200,000. An additional $900,000 of sales contracts relating to productions will be signed with a major cable company upon the finalization of a delivery schedule. Approximately $800,000 will be recognized upon the commencement of their license periods and $1,400,000 of sales contracts, related to the Company's transition into original production television programming, will be recognized upon completion of production and delivery to the customer. The Company is expecting to recognize this revenue over the next three quarters. At September 30, 1995 the Company had unrecognized sales agreements of approximately $250,000, most of which were recognized over the subsequent two quarters.

Home video costs for the three months ended September 30, 1996 increased by 4% to $2,118,000 from $2,045,000 as compared to the corresponding period in 1995. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Licensing and distribution costs have decreased by 9% to $740,000 from $812,000 in 1995. Licensing and distribution operating costs as a percentage of sales were 59% of sales in 1996 as compared to 50% of sales in 1995. The 1995 ratio was favorably impacted by a significant amount of agency sales against which the Company incurred virtually no operating costs. Such sales totaled approximately $350,000 in 1995, whereas there were no such sales in 1996.

General and administrative costs were $1,682,000 for the three months ended September 30, 1996, as compared to $1,179,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's continued expansion and diversification. Included in these costs are start-up costs related to the Company's new direct marketing operations, which began in the second quarter of 1996 and the costs related to the Company's transition into original production television programming. A small portion of the sales relating top productions is expected to be recognized near the end of 1996 with the balance to be recognized in the first six months of 1997. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above, as well as the start up operations.

The Company had income before taxes of $31,000 for the three months ended September 30, 1996 as compared to income before taxes of $60,000 for the corresponding three month period in 1995. This $29,000 decrease in results is due to the costs of the implementation of the Company's plan of expansion and diversification which the Company expects to affect results positively in future. Management anticipates that as the expansion into new niches, such as the "Direct Marketing" niche, and as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should be favorable.

In the 1996 and 1995 quarters there is a full provision for taxes on income.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September
                  ------------------                                 ---------
30, 1995
--------

Revenues for the nine months ended September 30, 1996 increased by 19% to $15,229,000 as compared to $12,821,000 in the same nine month period in 1995. The increase in revenues is primarily a result of the increase in home video revenue of $2,023,000 or 24% to $10,477,000 due to the significantly increased library sales. Licensing and distribution sales increased by 9% to $4,752,000 from $4,367,000 in 1995. Management is expecting that improvements in revenues will continue through the remainder of the year.

Home video costs for the nine month period ended September 30, 1996 increased by 10%, to $6,781,000 as compared to $6,182,000 in the corresponding period in 1995. The increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Licensing and distribution costs for the nine months ended September 30, 1996 increased by 22%, to $3,062,000 as compared to $2,515,000 in the corresponding period in 1995. Licensing and distribution operating costs as a percentage of sales were 64% of sales in 1996 as compared to 58% of sales in 1995. The 1995 ratio was favorably impacted by a significant amount of agency sales against which the Company incurred virtually no operating costs. Such sales totaled approximately $515,000 in 1995, whereas there were no such sales in 1996.

General and administrative costs were $4,838,000 for the nine months ended September 30, 1996, as compared to $3,433,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's continued expansion and diversification. Included in these costs are start-up costs related to the Company's new direct marketing operations which began in the second quarter of 1996 and costs relating to the Company's transition into original production television programming. A small portion of the sales relating top productions is expected to be recognized near the end of 1996 with the balance to be recognized in the first six months of 1997. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above, as well as the start up operations.

The Company had income before taxes of $452,000 for the nine months ended September 30, 1996 as compared to income before taxes of $607,000 for the corresponding nine month period in 1995. This $155,000 decrease in results is due to the costs of the implementation of the Company's plan of expansion and diversification, which the Company expects to benefit future periods. Management anticipates that as the expansion into new niches, such as the "Direct Marketing" niche, and as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should be favorable.

For the nine months ended September 30, 1996 there is a full provision for taxes on income. In 1995 there was a net income tax benefit, as a $421,000 net operating loss benefit recognized more than offset the nine month tax provision of $273,000.

                           UNAPIX ENTERTAINMENT, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

For the nine months ended September 30, 1996, the Company utilized net cash for operating activities of $4,006,000, primarily as a result of the $12,552,000 incurred in acquiring and promoting new properties for the home video rental and the licensing and distribution markets. Operating cash requirements were primarily met by cash inflows from operations, cash on hand, the proceeds of the private offering of 10% Convertible Subordinated Notes, described below, and the utilization of the Company's credit facility.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $1,100,000 as of September 30, 1996, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other financings, including the financing described below.

In the second quarter, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The offering generated proceeds of approximately $5,698,000, of which $1,573,000 was received in the second and third quarters of 1996, and the remainder in the fourth quarter of 1996 (for further details concerning this private placement see footnote 2).

The Company's credit facility with Atlantic Bank of New York (the "Bank") provides for borrowings of up to $2,500,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.5% per annum in excess of the Bank's publicly announced benchmark rate. The term of the facility expires on May 31, 1997, and may be terminated by either party upon 60 days notice after such date. The Bank may also terminate the facility upon 60 days notice at any time throughout the term. Outstanding amounts under the facility are secured by substantially all of the Company's assets. The facility contains restrictive covenants that require minimum (i) tangible net worth, (ii) liquidity and (iii) earnings to interest expense ratios. The covenants prohibit the payment of cash dividends on common stock or a change in control of the Company. The covenants also, among other things, limit the Company's ratio of debt to net worth and the amount of loan proceeds which can be utilized to acquire film rights or finance film productions. As of September 30, 1996 the Company had borrowed $1,113,000 and had remaining availability of $1,073,000. Subsequent to September 30, 1996, the Company fully paid down the outstanding line of credit using the proceeds of the offering, described above.

                           UNAPIX ENTERTAINMENT, INC.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources (continued):


The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financings to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financings.

                           UNAPIX ENTERTAINMENT, INC.


PART II - OTHER INFORMATION


Items 1 through 3 are not applicable.

Item 4.  Submission of matters to a Vote of Security Holders

On September 12, 1996, the Company held its 1996 Annual Meeting of Stockholders at which stockholders elected Herbert M. Pearlman, David S. Lawi and Martin D. Payson as directors of the Company to serve until the Company's 1999 Annual Meeting of Stockholders, or until their successors are duly elected. 4,233,661 shares were voted in favor of the election of such individuals and votes were withheld with respect to 71,735 shares. In addition to the individuals elected as directors at the 1996 Annual Meeting, Messrs. David M. Fox, Robert Baruc, Scott Hanock, Lawrence Bishop and Walter M. Craig, Jr. continue to serve as directors of the Company.

The stockholders also approved an amendment to the Company's 1993 Stock Option Plan (the "Plan") at the Annual Meeting. The amendment increases the number of shares authorized for issuance under the Plan from 367,500 to 600,000 shares. Holders of 3,998,762 shares voted in favor to the amendment, holders of 172,705 shares voted against the amendment and holders of 59,850 shares elected to abstain.


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

           Exhibit
           Number                         Description
           ------                         -----------

             27                           Financial Data Schedule


     b) Reports on Form 8-K

The Company filed a current report on Form 8-K, for an event dated August 16, 1996, describing the Company's reaching an agreement in principle to acquire all of the capital stock of Miramar Images, Inc., a producer of audio recordings, long form video albums and children's products.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Unapix Entertainment, Inc.




/s/ Daniel T. Murphy               Chief Financial Officer     November 13, 1996
-------------------------------
   Daniel T. Murphy