Form 10KSB
period 1996-12-31
UNAPIX ENTERTAINMENT INC
filed 1997-03-31
CIK 902787

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-KSB

[XX]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For Fiscal Year Ended December 31, 1996             [Fee Required]

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES ACT OF 1934                                      [No Fee Required]

          For the transition period _______________ to _______________.

                           Commission File No. 1-11976

                           Unapix Entertainment, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-4404537
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation of organization)                             Identification No.)


200 Madison Avenue, New York, NY                             10016
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 252-7600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                    -------------------

Common Stock                                           American Stock Exchange
Class B Warrants                                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes x No
          ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x).

Issuer's revenues for its most recent fiscal year were $22,413,000.

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $18,517,686 (based upon the closing sales price of these shares on the American Stock Exchange on March 19, 1997).

On March 19, 1997, there was a total of 5,669,651 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

1.   Proxy statement for 1997 Annual Meeting incorporated in Part III.

2.   Certain exhibits to Registration Statement, as amended, File No. 33-61798.

3. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1993.

4. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

5. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1993.

6. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1994.

7. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1995.

8.   Certain exhibits to Current Report on Form 8-K for Event of June 21, 1995.

                                     Part I

Item 1.  Business

        Unapix Entertainment, Inc. (the "Company") is primarily a worldwide licensor and distributor of feature films and television programs, principally for the television market (including free and pay television, cable and satellite) and the home video market (including video cassette and laser discs). The Company's current "library" of films and programs includes feature films, documentaries, children's programming, educational and special interest programming, , musical concerts, comedy shows, adventure series and classic films and serials (the "Properties").

        Prior to 1993 the Company primarily focused on the international distribution of older Properties. During 1993 the Company expanded its activities to exploit the increasing worldwide demand for television programming and home video products resulting from the fractionalization of the television viewing audience. A shift has occurred from mass audiences dominated by a few, free broadcast networks to niche audiences served by diverse cable, satellite and free television services, home videocassette and other products.

        In order to capitalize on this evolution, during 1993 the Company implemented a plan to expand and diversify the Company's business into areas of domestic and foreign licensing, and domestic home video cassettes and laser disc distribution of newer Properties, including properties that are designed to appeal to a specific segmented audience. The Company has continued its expansion and diversification in each subsequent year by adding a significant number of newer Properties to its Library.

        In March 1997, the Company completed the acquisition of all of the capital stock of Miramar Images, Inc. ("Miramar"), which produces and distributes music videos and audio recordings primarily for the New Adult Contemporary Market, i.e., products that are designed principally to appeal to individuals over the age of 25. [Unless the context indicates otherwise, a reference to the Company does not include Miramar which is separately described herein.]

        Currently, in addition to Miramar, the Company's operations consist principally of the following: the distribution of video cassettes to domestic home video rental stores via sales to wholesalers, which is conducted by A Pix Entertainment ("A Pix"); the distribution of Properties from the Company's library to foreign broadcasters and home video rental companies, which is conducted under the name of Unapix International; the licensing of Properties to the North American television market, which is conducted under the name Unapix North America; and the marketing of products that are intended to be purchased by consumers, which is conducted by Unapix Consumer Products. During 1996, approximately 56% of the Company's revenues were attributable to A Pix.

        The Company was incorporated in Delaware on January 7, 1993 and is the successor to Majestic Entertainment, Inc., which was incorporated in California on January 6, 1986 and which was merged into the Company on March 23, 1993.

ACQUISITION OF FEATURE FILMS AND TELEVISION PROGRAMMING

        The Company continuously monitors the industry for available Properties and attempts to acquire rights to Properties which it believes are saleable to various markets. Before acquiring the rights to a specific Property, the Company analyzes the viability of the Property for licensing or distribution in light of its projected costs and revenues and attempts to target the Property's audience appeal. In determining the desirability of acquiring rights to Properties, the Company examines their content, quality, theme, participating talent (e.g., actors and directors), plot, format and other criteria to determine the Properties' suitability for the commercial broadcast, cable, satellite, pay television, and home video markets. In acquiring finished programming, management typically views a film in its entirety to evaluate its commercial viability; in weighing commercial viability, the Company will consider the degree to which it is entitled to edit the film.

        In order to obtain licensing or distribution rights with respect to Properties, the Company generally enters into a licensing or distribution arrangement with the copyright holder or another distributor (who has a license from the copyright holder). The rights may be limited to specific media (e.g., broadcast television, cable or home video) or to particular geographic areas and, in general are exclusive rights to such media and/or geographic areas. The rights are generally limited to a specified period of time, ranging in most instances from seven to 21 years. In acquiring rights, the Company usually pays a non-refundable initial fee or advance and/or commits to expend a certain amount of funds on promotion. In most cases, the producer or distributor licensing the Property to the Company is entitled to receive the revenues from the Company's distribution activities, after the Company has been paid a specified distribution fee (which is a set percentage of revenues) as well as recouped its advance and specific recoupable marketing and other expenses. In acquiring video cassette distribution rights for the "sell-through" market (and in many cases for the domestic home video rental market)the Company will agree to pay the licensor a royalty equal to a specific percentage of revenues; after the Company has recouped its advance, it will then pay the licensor its royalty and the Company will be entitled to retain all remaining revenues. The Company usually charges interest on its advances, which, similar to the principal of the advances, is payable only out of royalties or participations payable to the licensor. The Company's credit facility imposes limitations on the size of advances the Company may extend without the lender's approval.

        In order to obtain distribution rights to a Property, the Company may also agree to fund all or a portion of the Property's production. In exchange for such funding, the Company may acquire, in addition to its distribution rights, an ownership interest in the Property entitling it to a percentage of profits from any distribution thereof (whether or not effectuated by the Company.) Funding productions often enables the Company to acquire distribution rights of longer duration than it might otherwise have been able to obtain. In consideration for its involvement in a production, the Company may also receive a credit as Executive Producer and an Executive Producer's fee. After acquiring rights in a Property prior to its production, the Company typically has approval rights over key product elements and maintains a production supervisory staff to carefully monitor production and maintain quality control. Because production arrangements necessarily entail unfinished programs, the Company is not able to view the program prior to acquiring its rights, and therefore, there is the risk that the finished product may be different from that which was initially envisioned.

        Production costs include the costs of acquiring or developing a screenplay, film studio rental, cinematography, post-production and the compensation of creative and other production personnel. Major studios (such as Universal Pictures, Warner Brothers, Twentieth Century Fox, Sony Pictures Entertainment, Paramount Pictures, and The Walt Disney Company) generally fund production costs from cash flow from their motion picture and related activities or, in some cases, from unrelated businesses. Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Independent production companies often arrange for financing on a project by project basis.

        To date, the Company has sought to limit its risk with respect to the production of both television series and film. In connection with the production of television series or programs, the Company generally limits its initial funding to the production of a short demo film. Additional financing of production by the Company is then conditioned upon attaining a significant level of pre-sales of the series or program (based upon the demo film) (usually equal to at least approximately 70% of the series' or programs' estimated production budget). Pre-sales consist of license fees committed to be paid to the producer by third parties in return for the right to exhibit the program or to distribute it in home videos, television, international or ancillary markets. The Company currently has eight television series or programs in production or post-production which it pre-sold prior to undertaking the funding of such activities. These series or programs consist of the following: "Ushuaia: Adventures of Nicolas Hulot" (consisting of 26 one-hour programs); "Jean-Michel Cousteau presents Stories of the Sea" (consisting of 26 half-hour programs); "Great Minds of Business," "Great Minds of Science," "Great Minds of Medicine" and "Great Minds of American History" (consisting of 20 half-hour programs in total); "ESPU" (consisting of 13 half-hour programs); "Wonders of the World" (consisting of five one-hour programs); "The Art of Selling Hollywood" (consisting of one one-hour program); "Planet Video" (consisting of 13 half-hour programs); and "History's Turning Points" (consisting of 13 new episodes). While pre-selling a series reduces the Company's risk, it does not entirely eliminate the risks to the Company, which include the following: failure to complete the production and deliver the programs in which case the Company will not be entitled to be paid by the licensee to whom it pre-sold the programs; a delay in completing production as to some or all of the episodes comprising a series, which would result in the Company's not being paid according to schedule by the licensee to whom it pre-sold the series and could result in cancellation of the sale; and actual production costs significantly exceeding the original production budget, thereby materially increasing the Company's cash flow requirements and decreasing the ultimate profitability of the series. When a television program has a well-defined television or home video audience and entails limited production costs (to date, under $210,000 per episode) the Company has funded its entire production without pre-selling the series. Examples of these programs are Deepak Chopra's "The Seven Spiritual Laws of Success" and "The Way of the Wizard," and Joseph Campbell's "Mythos."

        In connection with the financing of a film, the Company generally commits to provide an amount of funding that, when added to other financial commitments the producer already has received, equals the production budget. In most cases, the Company makes only limited commitments to advance funds prior to completion of principal photography, when the bulk of production costs has already been incurred. In 1996 the Company co-financed the production of six films; it has committed to co-finance the production of eight films for 1997, and expects to finance the production of ten or more films for 1998.

        There is no assurance that in the future the Company will not change its conditions for providing production financing. The Company's credit facility imposes limitations on the Company's financing of production, without the lender's approval.

        The Company anticipates that in the future an ever greater proportion of the distribution rights it acquires will be purchased through production financing. The Company believes that through production financing it can acquire distribution rights to higher quality films and programs with better production values and more recognizable stars, as well as on more favorable terms, than can be obtained after a Property is completed.

        To enhance the Company's position in a dynamic marketplace, given the financial terms and available rights, the Company seeks to acquire distribution rights in as many media and territories with respect to Properties as is practicable. This permits a single Property to be marketed by more than one of the Company's divisions and subsidiaries and may permit the Company to exploit new technological developments.

VIDEO CASSETTE DISTRIBUTION OF FEATURE FILMS TO NORTH AMERICAN HOME
VIDEO STORES

        The Company, through A Pix Entertainment("A Pix"), is engaged in the promotion and distribution of Properties for the home video rental market in North America, consisting of video rental chains, individual video rental stores, and supermarkets. Video cassettes distributed by the Company for this market typically have a suggested retail price of approximately $93, which generally is too high to result in sales to consumers.

        The Company commenced distributing video cassettes to the home video rental market in 1994, releasing a total of 22 films during that year. During 1995 and 1996 the Company released a total of 23 and 24 films, respectively. The Company expects to release 24 films during 1997. Most of the films released by the Company to date have been films that were released directly to the video market without any prior exhibition in theaters or without being exhibited on cable or broadcast television.

        The Company believes that the market for home videos has become increasingly more competitive, and that video rental outlets are becoming more selective in their choice of product. In addition, overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat for the past several years. Furthermore technological developments which regional telephone companies and others are developing could make competing delivery systems economically viable and could affect the home video marketplace.

        The Company is reacting to this evolving market by seeking to acquire
(i) increasingly higher quality films with more recognizable stars and better production values that generally are targeted to niche audiences and (ii) rights to distribute in media other than video cassettes, which may enable the Company's other divisions to exploit new evolving technologies as well as presently existing distribution channels such as the following: pay-per-view, which allows cable television and satellite service subscribers to purchase individual programs; pay television, which allows cable television subscribers to view premium channels such as HBO/Cinemax and ShowTime/The Movie Channel; and broadcast and basic cable television delivery systems, which allow viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), newly formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.

        To date, notable films released or to be released by the Company for the North American home video rental market include the following:

        "Good Luck" - starring Gregory Hines (who co-starred in "The Preacher's Wife" with Denzel Washington and Whitney Houston and won the 1992 Tony Award for Best Actor in a Musical for his role in "Jelly's Last Jam"), Vincent D'Onofrio (who has appeared in Stanley Kubrik's "Full Metal Jacket," Oliver Stone's "JFK," and Robert Altman's "The Player"), Max Gail (who had a regular role in the television series "Barney Miller") and James Earl Jones. The film is an inspirational action adventure about a blinded football player and a paraplegic who challenge the odds and naysayers as they set out cross-country to realize their dream of winning a white water rafting race. The Company has exclusive home video distribution rights in the United States for a term of ten years. "Good Luck" is currently scheduled to be released on home video in September 1997 after its two hundred screen theatrical release in March 1997.

        "Boys Will be Boys" - starring Julie Hagerty, Randy Travis, Mickey Rooney, Jon Voight, Dom Deluise, Mike Deluise, Catherine Oxenberg and Ruth Buzzi, and directed by Dom Deluise, is a family film about what happens when two brothers decide to declare war on each other while their parents are out of town. The Company produced and was executive producer of the film and has exclusive home video, theatrical, non-theatrical, television and ancillary rights in the United States and Bermuda for a term of fifteen years. The film is scheduled to be released in December 1997.

        "Changing Habits" - starring Moira Kelley (who appeared in "Little Odessa," "Chaplin" and the "Cutting Edge"), Christopher Lloyd (who starred in "Angels in the Outfield," "Addams Family Values," "Dennis the Menace," and "Back to the Future, I, II and III"), Dylan Walsh (who appeared in "Congo," and "Nobody's Fool"), Shelley Duvall (who starred in "The Portrait of a Lady," "Roxanne" and "Popeye") and Terri Garr (star of "Michael," "Dumb and Dumber," "After Hours" and "Tootsie"). The film is a romantic comedy about a gifted young artist who seeks refuge in a run down house of nuns in order to save on rent until an art supply salesman steals her heart. The Company has exclusive distribution rights in the

        United States in all media for a term of at least ten years. The film is scheduled to be released to the home video market in May 1997.

        "American Strays" - starring Luke Perry (star of "Beverly Hills 90210"), Jennifer Tilly (Academy Award nominee for "Bullets Over Broadway"), Eric Roberts (star of "It's My Party" and "The Specialist"), John Savage (who starred in "White Squall" and the "Crossing Guard"), Carol Kane (who was in "The Pallbearer" and "Addams Family Values") and James Russo (who appeared in "Beverly Hills Cop" and "The Cotton Club"). The film is about ten dangerous strangers who converge for a showdown. The Company has exclusive home video, television, theatrical and non-theatrical rights in North America for a term of fifteen years. "American Strays" was initially released by A Pix to the home video market during the fourth quarter of 1996.

INTERNATIONAL OPERATIONS

         The Company, through its division Unapix International, exploits rights to Properties in the international marketplace; marketing Properties to broadcasters and others in more than 100 countries. Prior to 1994, this division had been the Company's primary revenue source.

        The Company's international library contains documentaries and television series. Its library also contains films in the drama, adventure, comedy, horror, musical, war and western genres as well as music videos from Miramar. Many of the Company's recent acquisitions for international distribution consist of documentaries and light entertainment programs from independent producers; a number of which have aired on PBS, the Disney, Discovery and A&E Channels as well as on The Learning Channel.

        During 1994, the Company formed a unit to concentrate on international television distribution of educational programming. Currently, the unit has over 350 hours of telecourse programming in diverse areas, such as science, humanities, business, sociology, child development and art, that are distributed via catalogue.

        In addition to "Ushuaia: Adventures of Nicolas Hulot," "Great Minds of Business," "Great Minds of Medicine," "Great Minds of Science" and "ESPU" (all of which are described under North American Television Licensing) and Joseph Campbell's "Mythos" (which is described under Consumer Products), notable Properties currently distributed or scheduled to be distributed by the Company in the international marketplace include the following:

        "History's Turning Points" - currently consisting of 26 half-hour programs co-produced by Transatlantic Films Production & Distribution Company, broadcast television stations in

        Holland, France and Australia and The Learning Channel (where it is currently making its United States' debut), with an additional 13 half-hour episodes being co-produced by the Company. The episodes, shot on location around the globe by one of Britain's noted documentary film makers, Revel Guest, bring to life momentous occurrences ranging from the dropping of the Atomic Bomb and the Golden Age of Greece to the marriage of Pocahontas. The Company has exclusive worldwide distribution rights in all media (excluding the United States) to the programs for a term of five years expiring in 2000.

        "Stories of the Sea" - The Company has co-produced 26 half-hour episodes of a television series to be known by this name. The episodes are the first original projects under a co-development and production arrangement between the Company and Bill Burrud Productions, a well-known producer of family and wildlife series. The series consists of 26 half-hour episodes narrated by ocean explorer Jean-Michel Cousteau, which take a historical, adventurous look at man's involvement with the sea (including the early Aqualung and underwater cameras, as well as underwater shots of the sea's creatures and mysteries). The Company has exclusive worldwide distribution rights in all media (excluding the United States) to the episodes for a term of ten years. The series will debut on Discovery International.

        "Nova's Century of Discovery" - consisting of five two-hour programs that explore 100 years of monumental achievements in the fields of technology, physics, astronomy, biology, chemistry, geology, archaeology, paleontology, medicine and psychology. The Company has exclusive worldwide television and home video distribution rights (excluding the United States and certain other territories) for a term of at least seven years.

        "The New Explorers" - a series currently consisting of 70 episodes that have aired on the Public Broadcasting System over the past seven seasons and has won the prestigious George Foster Peabody Award for educational excellence. The programs, narrated by veteran CBS Network television journalist Bill Kurtis, profile the new pioneers of science. Bill Kurtis travels the globe exposing the human drama behind current explorations and expeditions to the frontiers of science, nature and the world environment. The Company has exclusive worldwide distribution rights in all media (excluding the United States) to the existing 70 programs comprising the series for a term of seven years, expiring in February 2000.

NORTH AMERICAN TELEVISION LICENSING

        The Company, through its division Unapix North America, licenses the Company's Properties to domestic and Canadian television networks, independent television stations, satellite networks and cable system operators. The Company also acts as a sales agent for other distributors or producers with respect to the licensing of their programs in these markets, for which the Company receives a sales commission.

        Notable Properties that the Company has acquired for licensing in the North American television market include the following:

        "Ushuaia: Adventures of Nicolas Hulot" - a series consisting of 26 one-hour episodes of a television series that has been broadcast in France over the last nine years. The series is currently in post-production by the Company, whereby the Company is editing the episodes for the United States and international markets. The episodes are a combination of action, adventure and natural history in which Nicolas Hulot's daredevil stunts serve as the basis for the program's exploration of the sights and history of the locations where the stunts are performed. The series has been pre-sold to CNBC, and a one-hour special was broadcast on NBC in September 1996. The Company has exclusive television and video rights in North America and certain foreign territories for a term of at least seven years.

        "ESPU" - a series consisting of 26 half-hour episodes that are currently being co-produced by the Company. The programs will focus on the Endangered Species Protection Unit of South Africa. Each episode will focus on the apprehension and trial of animal poachers in South Africa and Southern Africa. The Company has pre-sold the series to the Animal Planet Channel owned by the Discovery Channel. The Company has exclusive worldwide distribution rights in all media in perpetuity.

        "Great Minds of Business," being co-produced by the Company, Station WGBH (public television's flagship production station) and Forbes Magazine; "Great Minds of Medicine," being co-produced by the Company, WGBH and Health Magazine; "Great Minds of Science," being co-produced by the Company, Station WGBH and Discover Magazine; and "Great Minds of American History," being co-produced by the Company, WGBH and American Heritage Magazine - each is a series consisting of five half-hour episodes. Each episode focuses on a significant innovator within the particular subject matter of the series. "Great Minds of American History" has been pre-sold to the History Channel. The other series will be broadcast on PBS. The Company has exclusive worldwide distribution rights in all media to all such series. The term of the Company's rights with respect to "Great Minds of American History," "Great

        Minds of Business" and "Great Minds of Medicine" is in perpetuity. The term of the Company's rights with respect to "Great Minds of Science" is five years.

CONSUMER PRODUCTS

        The Company, through its division Unapix Consumer Products (which was formed in 1995), conducts "sell-through" operations, marketing products that are intended to be purchased by consumers. Products marketed by this division principally consist of feature films and television series and special interest programs on video cassettes. Typical suggested retail prices for video cassettes to be marketed as sell-through range from $9.95 to $29.95. At such prices it is believed that the product becomes attractive for consumer purchase.

        A portion of the Company's sell-through operations is conducted under the name "Inner Dimension." Inner Dimension currently distributes home videos and audio books to retailers, mail-order companies, mass merchants and distributors worldwide. In addition, during 1997, the Company intends to conduct a direct response business under the Inner Dimension name by mailing a color catalogue to consumers marketing the same programs distributed by Inner Dimension's wholesale division, as well as programs distributed by others. Many of the Properties marketed by Inner Dimension will be the same Properties that the Company previously marketed under the name "Mystic Fire." The Company had operated Mystic Fire's catalogue and wholesale business under exclusive license through the end of 1996. Programs distributed by Inner Dimension include popular PBS specials such as Deepak Chopra's "The Seven Spiritual Laws of Success" and "The Way of the Wizard," and Joseph Campbell's "Mythos," which is an exploration of the world's most enduring archetypes and premiered on PBS in December 1996.

        In addition to the Inner Dimension operations, the Company also distributes for consumer purchase Properties acquired by the Company for distribution to other markets as well Properties acquired by the Company principally for sell-through distribution. The Company currently markets to consumers approximately two titles per month that were previously released to the home video rental market by A Pix; marketing for sell-through typically commences approximately twelve months after the initial rental market release. The Company distributes a number of programs produced by PBS. In addition to those Properties distributed by Inner Dimension, notable Properties currently being distributed by the Company that are intended for consumer purchase include the following:

        "The U.S. News & World Report" - a collection of three television series and two television specials consisting of a total of 34 hours of programming which, among other things, feature episodes on the Navy's Blue Angels and air combat and episodes that recreate the discovering, and dramatic stories behind, many of America's national parks and other natural treasures. The Company has exclusive North American home video distribution rights for a term of at least seven years for most of the titles.

        "The Chucklewood Critters" series - a collection of nine half-hour cartoon programs starring a young bear and fox named Buttons and Rusty. Most episodes are an adventure encountered by Buttons and Rusty revolving around a particular holiday or season. The Company has exclusive North American home video distribution rights to the series for a term of at least five years.

        "Smithsonian World" - consisting of thirteen one-hour programs, which explore modern culture by exploring art, science, history, literature and technology in order to illuminate the culture of Americans and related people and nations. The Company has exclusive worldwide television and home video distribution rights to the series for a term of at least four years.

MARKETING OF FEATURE FILMS AND TELEVISION PROGRAMS

        In acquiring the rights to various film and television Properties, the Company analyzes the viability of the Properties for distribution to the various marketplaces in an effort to target the Properties' audience appeal. After such analysis, the Company markets the Properties to the various media in a selective manner. The Company and its key personnel have established contact with many broadcasters and home video companies worldwide. The Company also presents certain of its Properties to foreign and domestic broadcasters and home video companies who are in attendance at the various international and domestic television programming conventions such as NATPE, MIP, MIP Asia, MIPCOM, DISCOP East Europe, the London Screenings, and the Los Angeles Screenings.

        In connection with its distribution of Properties to the international marketplace and its licensing of Properties to the North American television market, the Company licenses Properties for exhibition primarily via pay, basic cable and broadcast television, and, in the case of international distribution, also via home video publishers. The Company enters into license agreements with ultimate exhibitors, i.e., television networks, television stations and cable and satellite systems operators, as well as sub-distributors. The Company does not, with some minor exceptions, directly distribute video cassettes internationally, rather, its licenses video cassette distribution rights to sub-distributors.

        The Company's license agreement with a customer typically grants the customer an exclusive license to either exhibit or distribute a specific film or television program for a specified term, territory and medium, and in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the Property for a specified number of times. Upon the execution of the license agreement, the Company typically delivers a copy of the master of the film or television program in a format appropriate to the customer's needs. The Company believes that it has an excellent reputation for offering its customers high quality reformatted Properties from the Company's library. In consideration for the granting of the license to a specific film or television program, the Company receives a licensing fee, which, in the case of a license granted to a distributor or a pay-per-view television exhibitor, is a percentage of revenues from the licensee's distribution or exhibition of the Property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to the Company. In the case of a license granted directly by the Company to a broadcast network or cable television operator, the Company usually receives a set license fee that is not dependent upon the amount of revenue achieved by the channel, network or operator from the exhibition of the licensed Property.

        The Company distributes video cassettes of feature films to the domestic home video rental market primarily by selling them to ten wholesale distributors, who then sell the video cassettes to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. During 1996, approximately 25% of the Company's total revenues on a consolidated basis arose from sales to two (2) video cassette distributors, Ingram Entertainment, Inc. and East Texas Distributors. The Company distributes video cassettes to the Canadian home video rental market by sub-licensing the Canadian home video rights to a Canadian distributor, who then distributes the Properties to Canadian rental outlets. In addition, the Company sub-licenses laser disc rights to other domestic and Canadian distributors, who directly or indirectly, sell the laser discs to retail outlets.

        The Company selects an average of two feature films for release each month to the North American home video rental market. Approximately sixteen weeks prior to a video's retail release, the Company embarks on a marketing campaign that includes advertising in distributor mailers and trade publications and direct mailing of marketing literature and screening copies of the video. The Company sells video cassettes to the North American home video rental market primarily on a"pre-order" basis. Distributors who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances.

        The Company believes that the packaging and art work for the video boxes, posters, advertisements and other selling materials relating to the films it distributes to the North American home video rental market are key factors in determining the amount of sales. The Company designs the promotional campaign for each such Property it releases. While some of the art works for packaging, advertisements, trade show displays and posters are created entirely in-house, the Company usually commissions outside parties to assist in the art work for these materials. The Company then arranges for the printing, production and distribution of all promotional materials. During January 1995 the Company established a separate wholly-owned subsidiary, Green Leaf Advertising Company, Inc., to conduct advertising and promotional activities for the Company's operations.

        Most of the feature films the Company distributes to the home video marketplace are released directly to such markets. However, five films distributed by A Pix for the home video market during 1996 were first released theatrically. During 1994, 1995 and 1996 the Company did not directly distribute any films for theatrical exhibition. Theatrical distribution of a motion picture involves the manufacture of release prints, the promotion of the film through advertising and promotional campaigns and the licensing of the motion picture to theatrical exhibitors. The Company does not currently have any plans to directly theatrically release films in the future. When the Company acquires theatrical distribution rights, which is often the case when it provides production financing, it licenses those rights to another distributor. If the Company has the right to distribute films to domestic pay television stations, it exercises those rights through Unapix North America. Films that are first released theatrically or exhibited on pay television are generally released to the home video rental market four to six months after such theatrical release or exhibition. It is expected that in the future a greater percentage of the films the Company releases for the home video rental market will first be released theatrically or premiere on cable television. The Company believes that theatrical releases and pay cable premiers should complement the home video release by generating greater interest and awareness of a film before it is marketed for home videos.

        The Company markets films and television programs that are intended to be purchased by consumers principally by the following means: (i) selling to distributors and "rack-jobbers" who then sell the products to large retail outlets (such as "Best Buy," "Music Land" and "Tower Records"), convenience stores (such as "Seven Eleven") or mass merchants (such as "Sears"), or otherwise market the products via shelf space they occupy at these locations, for resale to the ultimate consumer; (ii) mail order (primarily by the inclusion of the Company's Properties in catalogues operated by third parties and by, in the past, the Company's mailing of the Mystic Fire catalogue and, in the future, by the expected mailing of the Inner Dimension and other catalogues); and (iii) direct response advertisements appearing on the Company's video cassettes and at the end of broadcasts of some of the Company's programs. In addition, through Miramar, the Company markets its Properties for purchase by consumers in specialty retail outlets (such as governmental agencies, gift stores, libraries and museums).

ACQUISITION OF MIRAMAR IMAGES, INC.

      On March 17, 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar") for an aggregate purchase price of approximately 291,000 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for Miramar Capital Stock and Miramar debt owed to them. The
Company has committed to file a registration statement registering such shares within six months of the closing. It is expected that almost all of such shares will be liquidated periodically during the six-month period immediately following such registration statement's being declared effective under the Securities Act of 1933 primarily to enable the shareholders and certain other creditors to repay debt they have incurred to institutional lenders. To the extent the proceeds from the sale of approximately 243,000 such shares, within one year following the closing of the acquisition, are not at least equal to $1,100,000 the Company has agreed to pay in cash the amount of such shortfall. Additionally, Miramar's shareholders received approximately 22,500 shares of Common Stock of the Company having an aggregate fair market value of approximately $100,000 as of the closing date. In connection with the acquisition, the Company also advanced approximately $200,000, and has committed to advance another $550,000, to Miramar to settle certain claims by trade creditors and others.

        Based upon Miramar's unaudited financial statements as of and for the eleven month period ended November 30, 1996, Miramar had a negative net worth of approximately $300,000 (on a pro forma basis after giving effect to the settlement of debt pursuant to the Company's acquisition) and a loss of $254,000. The Company plans to file audited financial statements for Miramar for 1996 with the Securities and Exchange Commission (the "SEC") within 60 days of the date of the filing of this Report with the SEC.

        In connection with the acquisition, the Company entered into a four-year employment agreement with the current president of Miramar providing for, among other things, an annual salary of $125,000 per year, a performance bonus equal to 5% of Miramar's pre-tax profit (as defined), and one-half of one percent of the increase of the gross revenues of Miramar over its revenues for the immediately preceding year. In addition, for each fiscal year commencing on or after January 1, 1998, if such increase in revenues is equal to or greater than 20% of such preceding year's gross revenues, then Mr. Sullivan also will receive one-half of one percent of the excess of such previous year's gross revenues over the gross revenues realized by Miramar during the second immediately preceding fiscal year. The Company also issued an aggregate of 210,000 stock options to Miramar employees and consultants (including the current president). Each option entitles the holder to purchase one share of the Company's Common Stock at a purchase price of $4.375 (i.e. $.125 above the market price of the Company's Common Stock on the closing date of the acquisition), subject to the holder's continuing to be employed by the Company. The options have a term of ten years, but, subject to certain exceptions, will not be exercisable for a period of 9.5 years unless Miramar's operations attain certain earnings thresholds.

        Miramar produces and distributes music videos and audio recordings primarily for the New Adult Contemporary market, i.e., products that are designed principally to appeal to individuals over the age of 25. Miramar's videos are primarily long form music videos that match visual images with music rather than attempting to tell a story. Miramar commenced operations in 1985 and was known primarily as a "New Age" label. Early Miramar productions included "Natural States," "Desert Vision," and "Canyon Dreams." During the 1990s Miramar progressed from merely being a "New Age" label and began producing videos that utilize a computer animated medium rather than traditional cinematography, such as "The Mind's Eye," "Beyond the Mind's Eye" and "The Gate to the Mind's Eye." Miramar markets the soundtracks to most of its videos separately as audio products. In addition, Miramar's record division produces and markets audio albums independent of videos. Artists who have recorded on the Miramar label include the following: Tangerine Dream; Pete Bardens; Jan Hammer; and Thomas Dolby. Audio only albums that have been released by Miramar include: "Drive"; "220 Volt Live"; and "Tyranny of Beauty." While most of Miramar's products are marketed to adults, Miramar has a children's line of videos, examples of which are "Gift of the Whales," "Imaginaria," and "Elroy's Toy." Currently Miramar has distribution rights with respect to 35 video titles and 90 audio titles.

        Most of Miramar's long form music videos and all of its children's line of home videos are conceived of entirely by in-house personnel. After a concept has been agreed upon, Miramar will license existing film footage from film libraries or retain cinematographers on a "work for hire" basis to create the visual images for the video. Licenses for film footage typically will require a small royalty advance as well as payment of a small royalty in exchange for the right to use the film footage for a specified term and territory. Miramar sometimes licenses completed home videos, which in Miramar management's opinion have the look and feel of Miramar's own productions, from independent producers. In most cases Miramar has been approached by such producers who are seeking a distribution vehicle for their videos.

        Soundtracks for videos as well as recordings that are released only as audio compact discs and tapes are primarily obtained from artists and their agents who approach Miramar seeking a distribution label. In almost all cases, the music has been recorded on a relatively high quality master when it is presented to Miramar. Miramar may re-sequence and remix the master, however, rarely will it arrange for a record to be produced by an artist in a recording studio.

        Most recordings are acquired by Miramar's purchasing the master. Such master purchase arrangements usually enable Miramar to have distribution rights in all media and territories in perpetuity to the recordings thereon. The artist is usually prohibited from rerecording the music on the master for a period of three to seven years. To a lesser extent, Miramar may acquire recordings by obtaining the exclusive right to distribute the recordings on audio tapes and compact discs, and where applicable, use the recordings in conjunction with videos. The license will usually be limited to a certain time period and territory. In acquiring distribution rights to recordings under either master purchase arrangements or license agreements, Miramar usually pays a small royalty advance as well as royalties based upon net sales. In some instances Miramar may sign an exclusive recording agreement with a particular musician or musical group, whereby Miramar agrees to acquire the recording that has already been presented to Miramar by the musician or musical group and has the option to acquire the next subsequent recordings at an agreed upon fee structure.

        Miramar distributes its products to both the traditional retail marketplace, such as retail record and video stores and chain bookstores, as well as specialty retail outlets (alternative markets), such as governmental agencies, gift stores, libraries and museums. It has a distribution agreement with Bertelsmann Music Group ("BMG") for distributing its video cassettes and audio compact discs and tapes in the United States, which is the principal market in which Miramar's products are sold. BMG is responsible for manufacturing, flooring, distributing, billing and collecting and is entitled to a distribution fee based upon the amount of units sold. The distribution agreement with BMG expires in September 1997. However, Miramar expects that BMG will extend the term of the distribution agreement for at least another year; although, there can be no assurance that this will, in fact, be the case. Miramar maintains an in-house sales department that promotes and markets its products particularly targeting the alternative market; it also utilizes radio air play, television exposure, retail promotion, and publicity and advertising to create demand within both the traditional and alternative markets. Miramar from time to time has licensed its videos for exhibition on PBS and the Disney Channel. It also markets its products through direct response television advertisements and direct mail.

FOREIGN SALES

        Revenues derived by the Company from foreign markets were $4,805,000 and $4,239,000, in the years ended December 31, 1996 and 1995, respectively. The Company is subject to various risks inherent in foreign trade which could have a significant impact on the Company's ability to market its Properties competitively. These risks include economic or political instability and artificial ceilings placed on the demand for the Company's Properties in foreign markets by foreign government's implementation of local content and quota requirements prohibiting or limiting the quantity of foreign-made feature films and television programs which may be exhibited or broadcast in one or more foreign countries. Miramar did not have any material revenues during 1995 and 1996 that were generated from foreign markets.

GOVERNMENT AND OTHER REGULATION

        United States television stations and networks as well as foreign governments impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance, therefore, that current or future restrictions on the content of the Company's films, may not limit or affect the Company's ability to exhibit certain of such motion pictures in such media or markets.

EMPLOYEES

        Currently the Company and its subsidiaries, including Miramar, have 63 employees, four of which are part-time.

COMPETITION

        Success in the distribution of entertainment programming and audio compact discs and tapes is largely dependent upon a company's ability to acquire distribution rights to products at attractive prices and upon the subsequent performance of these products in the marketplace. The Company and Miramar face significant competition both in obtaining distribution rights and in selling products.

        Competition for distribution rights to films, television programs and recordings is based primarily on the amount of royalty advances which companies are willing to offer to producers and recording artists and the producer's and artists perception of the Company's marketing capabilities and its commitment to marketing the property. The Company's principal competitors for acquisitions of films and television programs are companies such as New Line, Live Entertainment, Trimark Entertainment, Hallmark Entertainment, BMG Entertainment, Republic Pictures, All American Television and Tapestry International. Miramar's principal competitors for recordings are Windam Hill, Private Music, and Narada Media;

however, these companies do not produce or distribute long form music videos to any significant extent. Many of the Company's and Miramar's competitors have significantly greater financial resources and longer operating histories than the Company or Miramar. In general, the Company and Miramar acquire films, television programming, videos and recordings that are designed to appeal to a specific and limited audience, and which can be promoted with a limited advertising budget. Many of the film and television programs the Company acquires may appeal to such a targeted audience that competitors that are financially stronger than the Company may not actively pursue them, and the competitors that do seek to acquire distribution rights in them may be financially weaker than the Company or do not have as good a marketing reputation. Most of recordings that Miramar seeks to acquire are not pursued by major record labels because of their limited appeal. Miramar believes it can compete against other smaller record labels for acquisitions of recordings because of its reputation in the industry and the fact that it produces videos that it believes attract artists to its label as such videos provide another outlet for their music.

        In marketing films, television programs, recordings and music videos, the Company competes against the same competitors with whom it competes for the acquisition of such products, as well as major studios and record companies, such as Time/Warner, The Walt Disney Company, MCA, Paramount, Fox, Sony/Columbia, and Geffen Records. Since the Company expends significantly less on product acquisitions than many of these competitors it believes it can produce profits from even modest sales volumes.

SERVICEMARKS AND TRADEMARKS

        The Company has registered the servicemark "UNAPIX" with the United States Patent and Trademark Office. The Company has applied for federal registration of the servicemarks "A PIX," "GREAT MINDS," and "THE HORROR SHOP." The Company has also applied for federal registration of "INNER DIMENSION" as a servicemark and a trademark. Miramar has registered the trademark "MIRAMAR PRODUCTIONS" with the United States Patent and Trademark Office.

FACTORS WHICH MAY AFFECT RESULTS

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

Nature of the Entertainment Industry - The entertainment programming and audio compact disc and tape distribution business involves a substantial degree of risk. The success of a product depends upon unpredictable and changing factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the distributor and availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. In addition, as a result of the Company increasing its resources to film and television product earlier in its production and acquisition stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Therefore, there is a substantial risk that some or all of the Company's products may not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Capital Intensive Industry; Additional Financing Requirements - The entertainment programming and audio compact disc and tape distribution and licensing industry is capital intensive and requires significant expenditures of funds to establish a library of Properties from which revenues may be generated. The Company could be dependent upon future financing in order to compete more effectively in the marketplace. The Company's cash requirements have been and will continue to be significant. If additional funding is unavailable to the Company when needed, the Company could be required to curtail significantly one or more aspects of its operations and the Company's business and financial condition could be materially adversely affected.

Dependence upon Key Personnel - The Company is highly dependent on the services of Herbert M. Pearlman, its Chairman of the Board, David M. Fox, its President, David S. Lawi, its Treasurer and Chairman of the Executive Committee, Scott Hanock, its Managing Director of International Sales and Marketing, and Robert Baruc, its Executive Vice President (and President of A Pix Entertainment). The loss of the services of one or more of Messrs. Pearlman, Fox, Lawi, Hanock, or Baruc would have a material adverse effect upon the Company's business. Presently, the Company has key man life insurance only on the lives of Messrs. Fox and Baruc, in the amounts of $1,000,000 and $750,000, respectively.

Competition - The Company currently competes with other television licensing and distribution companies as well, as in the case of Miramar, other recording companies, including many of which have longer-standing relationships in the industry, significantly greater financial resources and more extensive libraries than the Company and Miramar. There can be no assurance that the Company and Miramar will be able to compete successfully against these other companies.

Shift in Strategy - Although members of management of the Company have prior experience in film production, the Company's decision to increase its involvement in film and television production will lead the Company into a business segment where it has a limited track record. This shift in strategy toward an increased emphasis on motion picture production and acquisition may increase the rewards available to the Company, but may increase the risks as well.

ITEM 2.  PROPERTIES

        The Company's principal executive offices, consisting of approximately 11,254 square feet, are located at 200 Madison Avenue, 24th Floor, New York, New York 10016. The Company occupies these offices pursuant to an eleven-year lease that commenced in May 1996 and provides for annual rent of $281,350 during the first three years, annual rent of $298,231 during the next three and on-half years, and annual rent of $320,739 during the remainder of the lease term.

        The Company also leases approximately 3,400 square feet of office space located at 4515 Van Nuys Boulevard, Sherman Oaks, California 91403. The current lease is for a term of three years, commencing April 1996, at a base annual rent of $44,400 for the first year, $45,600 for the second year and $46,200 for the third year. This space is used for the offices of Unapix International.

        The Company also shares occupancy, with three other affiliated corporations, of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, CT. All four corporations are tenants under a lease which is for a term of three years commencing May 1995 with an annual base rent of $99,000 for the first year, $103,500 for the second year and $108,000 for the third year. The Company currently pays approximately 25% of the rent.

        Miramar's offices, consisting of approximately 7,000 square feet of office space, are located at 200 Second Avenue West, Seattle, Washington 98119. Miramar occupies these offices pursuant to a lease expiring in January 1999, which provides for a current base annual rent of $99,000, with annual increases based upon the increase in the consumer price index for the Seattle-Everett Metropolitan area.

        The Company believes that its office space is adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in legal proceedings which have arisen in the normal course of business. The Company believes that any liability which may arise as a result of any such proceeding will not have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable. No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(a)  Market Information

        The Company's Common Stock and Class B Warrants are primarily traded on the American Stock Exchange (the "AMEX") under the symbols UPX and UPX.WS.B, respectively. Until October 11, 1995, the Company's Class A Warrants also traded on the AMEX under the symbol UPX.WS.A. Trading of the Class A Warrants, was discontinued as a result of the Company's redemption of such warrants. The Company's Common Stock, Class A Warrants, Class B Warrants and Units (each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant) principally traded on the NASDAQ (under the symbols UPIX, UPIXW, UPIXZ and UPIXU, respectively) until August 15, 1995, when trading was discontinued on the NASDAQ and trading commenced on the AMEX. The Common Stock, Class A Warrants, Class B Warrants and Units also traded on the Boston Stock Exchange (under the symbols UPX, UPXW, UPXZ, and UPXU respectively) until October 18, 1995 when the Company's application to voluntarily delist from such exchange, in order to avoid the dual expense of two exchange listings, was approved.

        The following tables set forth the range of high and low sales prices of the Company's securities as reported by the AMEX, and high and low bid prices as reported by NASDAQ and the Boston Stock Exchange, for the periods indicated. The quotations reported by NASDAQ represent interdealer quotations which do not include retail mark up, mark down or commissions and do not necessarily represent actual transactions.

                                                        Boston
                                 NASDAQ              Stock Exchange
                                 ------             ----------------

                           Low        High          Low         High
                           ---        ----          ---         ----
1995
----
First Quarter
     Units                4  3/4      6 1/2          4          6
     Common Stock         3  1/4      4 9/16         3          4 1/4
     Class A Warrants       13/16     1 3/8            1/2      1 1/16
     Class B Warrants        9/16     1                1/4        9/16

Second Quarter
     Units                5  1/2      6 3/4          5 1/4      6 1/8
     Common Stock         3 15/16     4 5/8          3 3/4      4 3/8
     Class A Warrants       31/32     1 5/16           7/8      1
     Class B Warrants       25/32      31/32           9/16       3/4

Third Quarter*
     Units                6  1/4      6 3/4          6 1/8      6 1/4
     Common Stock         4  3/8      4 5/8          4 1/16     4 3/8
     Class A Warrants     1  1/16     1 7/16         1          1 1/8
     Class B Warrants        3/4        7/8            3/4       13/16

--------------
* Commencing on August 15, 1995 the Company's securities were no longer traded on NASDAQ. Commencing on such date, the Boston Stock Exchange discontinued reporting bid and asked prices for the Company's securities, as the AMEX became, on such day, the principal stock exchange on which the Company's securities trade.

                                                             American
                                                          Stock Exchange
                                                          --------------

                                                          Low            High
                                                          ---            ----

1995
-----

Third Quarter         Common Stock                        4  3/4      5 13/16
                      Class A Warrants                    1  1/2      2  7/16
                      Class B Warrants                      13/16     1  1/2

Fourth Quarter        Common Stock                        4  3/16     6
                      Class A Warrants**                  1  1/8      1 13/16
                      Class B Warrants                       7/8      1  3/4

1996
-----

First Quarter         Common Stock                        4  3/8      5  1/2
                      Class B Warrants                       7/8      1  3/8

Second Quarter        Common Stock                        3  5/8      4 11/16
                      Class B Warrants                       1/2      1  3/16

Third Quarter         Common Stock                        3  1/2      4  7/8
                      Class B Warrants                       9/16        7/8

Fourth Quarter        Common Stock                        3  1/4      4  7/16
                      Class B Warrants                       7/16        3/4

---------------------------
** Trading of the Class A Warrants was discontinued by the AMEX as the close of business on October 11, 1995.

(b) Holders

    As of March 19, 1997, there were, to the best of the Company's knowledge, approximately 208 and 32 holders of record (not beneficial holders) of the Company's Common Stock and Class B Warrants, respectively.

(c) Dividends

    The Company has not paid any cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future, and is prohibited from paying any cash dividends on its common stock under its working capital credit facility. In April 1996 the Company declared a 5% stock dividend on its outstanding shares of Common Stock. The record date for the dividend was Monday, April 22, 1996, and the payment date was Monday, May 6, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OPERATION.

Year Ended December 31, 1996 Compared with Year Ended December 31,1995

Revenues for the year ended December 31, 1996 increased by 23%, to $22,413,000 from $18,289,000 in 1995. This increase in revenues is primarily a result of the increase in home video revenues by 25%, to $15,740,000 as compared to $12,545,000 in 1995 due to the distribution of higher quality films to the rental marketplace as well as increase revenues relating to the video sell-through operation which began in 1995. The Company released 24 films to the rental marketplace in 1996. It is expected that the Company will release a similar number of films in 1997, however, these releases will be of higher quality films which should increase revenue. Sell-through revenues are also expected to increase in 1997, due to the continued growth in the Company's library of programming. Licensing and distribution revenues increased by 16%, to $6,673,000 from $5,744,000 in 1995. This increase is due to the acquisition of new product and aggressive marketing in the domestic and foreign marketplaces. It is expected that improvement in licensing revenues will be realized in 1997. At December 31, 1996, the Company has licensing sales agreements which have not been recognized as revenue, totaling approximately $2,800,000. An additional $1,200,000 of sales contacts relating to productions is expected to be signed by a major cable company upon the finalization of delivery schedule. Of such $4,000,000, approximately $500,000 will be recognized upon the commencement of their license periods and approximately $3,500,000 of sales contracts will be recognized upon completion of production and delivery to the customer. The Company is expecting to recognize this revenue during 1997. At December 31, 1995, the Company had unrecognized sales agreements of approximately $600,000, most of which were recognized over the subsequent two quarters.

Licensing and distribution cost for the year ended December 31, 1996 increased by 42%, to $4,704,000 as compared to $3,306,000 in 1995. This increase generally reflects increased royalty and amortization expense associated with the higher levels of revenues described above. The 1995 period was favorable impacted by approximately $560,000 of agency sales, on which the Company does not incur any significant expenses. Management expects future changes in costs to increase at a lower rate than sales reflecting the anticipated sales of higher margin products. The increase in home video operating costs of 15% or $1,385,000 primarily represents the amortization of film costs and royalty expense related to the increase in home video revenues, described above. The Company expects this increased margin to continue in the future.

General and administrative costs increased by 26%, to $6,224,000 for the year ended December 31, 1996, as compared to $4,934,000 in the same period in 1995. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's

Year Ended December 31, 1996 Compared with Year Ended December 31,1995
(continued)

expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

Interest and debt expense increased to $541,000 in 1996 from $404,000 in 1995. The increase reflects the interest and related expenses on the 10% Convertible Notes issued in 1996. Interest income increased to $418,000 in 1996 from $293,000 in 1995. This increase relates to a full year of interest income on employee receivables relating to the Employee Stock Purchase Plan and an increase in productions and acquisitions where the Company charges interest on the advances it makes.

The Company had income before taxes of $989,000 for the year ended December 31, 1996 compared to $950,000 for the year ended 1995. As noted above, 1995 was favorably impacted by agency sales. Management anticipates that as the number of higher quality and higher margin releases to the video and the licensing and distribution markets increase in 1997, the impact on operating results should be favorable.

The tax expense of $400,000 in 1996, reflects full provision on pre-tax income for the year. The tax expense of $15,000, in 1995, reflects a $362,000 reduction of the valuation allowance on the deferred income tax asset, which had previously been fully reserved (See footnote 7 for further details), offset by income tax expense recognized during the year.

Liquidity and Capital Resources

For the year ended December 31, 1996, the Company had operating cash inflows of $10,385,000, before accounting for film cost expenditures of $17,635,000 incurred in acquiring and promoting new properties for the home video rental and licensing and distribution markets. Net operating cash requirements of $7,240,000 in 1996, including film cost expenditures, were primarily met by cash inflows from operations, cash on hand, the proceeds of the private offering of 10% convertible subordinated notes, described below, and the utilization of the Company's credit facility.

In March 1997, the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar") for an aggregate purchase price of 290,996 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for Miramar Capital Stock and Miramar debt owed to them.

The Company has committed to file a registration statement registering such shares within six months of closing, primarily to enable the shareholders and certain creditors to liquidate the shares to repay debt they have incurred to institutional lenders. To the extent that the proceeds of the liquidation of approximately 243,000 of such shares are not at least equal to approximately $1,100,000, the Company has agreed to pay in cash the amount of such shortfall. It is expected that this share liquidation will occur within one year of the acquisition. In connection with the acquisition, the Company also advanced at the closing approximately $200,000, and has committed to advance an additional $550,000 to settle certain liabilities to trade creditors and others.

In the normal course of business the company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $1,478,000 as of December 31, 1996, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other financing, including the financing described below.

In the second quarter of 1996, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% convertible subordinated note due June 30, 2003 convertible into the Company's common stock at a price of $4.50 per share; and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The offering generated proceeds in 1996 of approximately $5,947,000 (for further detail concerning this private placement see footnote
4). In 1997, the Company received additional proceeds of $250,000 under this offering.

In the first quarter of 1997, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% convertible subordinated note due June 30, 2003 convertible into the Company's common stock at a price of $5.00 per share; and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. As of March 21, the offering generated proceeds in 1997 of approximately $250,000 (for further details concerning this private placement see footnote 12.)

The Company's's credit facility with Atlantic Bank of New York (the "Bank") provides for borrowing of up to $2,500,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.5% per annum in excess of the Bank's publicly announced benchmark rate. The term of the facility expires on May 31, 1997, and may be terminated by either party upon 60 days notice after such date. The Bank may also terminate the facility upon 60 days notice at any time throughout the term. Outstanding amounts under the facility are secured by substantially all of the Company's assets. The facility contains restrictive covenants that require minimum (i) tangible net worth, (ii) liquidity and (iii) earnings to interest expense ratios. The covenants prohibit the payment of cash dividends on common stock or a change in control of the Company. The covenants also, among other things, limit the Company's ratio for debt to net worth and the amount of loan proceeds which can be utilized to acquire film rights or finance film productions. As of December 31, 1996 the Company had borrowed $309,000, had an outstanding letter of credit of $300,000 and had remaining availability of $1,891,000. The Company anticipates, replacing this facility with a new credit facility which would provide for borrowing of up to $7,000,000 depending on available collateral.

The Company will need additional funding sources to meet some of these cash requirements for the upcoming year as well as for future acquisitions. The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The company could be dependent upon future financing to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure increasing working capital lines of credit as well as explore other film acquisition financing arrangements. It is also possible that the Company may have additional debt or equity financing.

Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including those factors discussed in "FACTORS WHICH MAY AFFECT RESULTS."

ITEM 7.  FINANCIAL STATEMENTS.

See financial statements set forth in Item 13 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information required by Item 9 is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for 1996 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 (the "Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION.

        The information required by Item 10 is incorporated herein by reference to the material under this heading in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 11 is incorporated herein by reference to the information under this heading in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 12 is incorporated herein by reference to the information under this heading in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    (1)  Financial Statements
                                                     Page
                                                     ----
        Independent Auditor's Report...............  F-1
        Consolidated Balance Sheet as of
           December 31, 1996.......................  F-2
        Consolidated Statements of Operations
           for the years ended December 31, 1996
           and 1995................................  F-3
        Consolidated Statements of Changes in
           Stockholders' Equity for the years
           ended December 31, 1996 and 1995........  F-4
        Consolidated Statements of Cash Flows
           for the years ended December 31, 1996
           and 1995................................  F-5
        Notes to Consolidated Financial Statements.  F-7

        (b)  Reports on Form 8-K

        The Company did not file any current Reports on Form 8-K during the fourth quarter of 1996.

        (c) Exhibits

Exhibit
Number     Description
-------    -----------

  3.1 Company's Certificate of Incorporation, dated January 7, 1993 [incorporated herein by reference to Exhibit 3.1 to the Company's Form SB-2 Registration Statement, File No. 33-61798 (the "Registration Statement")]

  3.1.1 Amendment No. 1 to Company's Certificate of Incorporation, dated March 15, 1993 [incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement]

  3.1.2 Certificate of Ownership and Merger, dated March 23, 1993 [incorporated herein by reference to Exhibit 3.1.2 to the Registration Statement]

  3.1.3 Amendment No. 2 to Company's Certificate of Incorporation, dated April 21, 1993 [incorporated herein by reference to Exhibit 3.1.3 to the Registration Statement]

  3.1.4 Amendment No. 3 to Company's Certificate of Incorporation, dated June 10, 1993 [incorporated herein by reference to Exhibit 3.1.4 to the Registration Statement]

  3.1.5 Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1.5 to the Company's Annual Report on Form 10-KSB for 1993 (the "1993 Form 10-KSB")]

  3.1.6 Certificate of Increase to the Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1.6 to the Company's Annual Report on Form 10-KSB for 1994 (the "1994 Form 10-KSB")]

Exhibit
Number     Description
-------    -----------

  3.1.7 Certificate of Ownership and Merger, dated August 8, 1996, merging A Pix Entertainment, Inc. into the Company (1)

  3.2 By-Laws of the Company [incorporated herein by reference to 3.2 to the Registration Statement]

  4.1      Form of Common Stock Certificate [incorporated herein by reference to
           Exhibit 4.1 to the Registration Statement]

  4.2 Form of Class A Warrant Certificate [incorporated herein by reference to Exhibit 4.2 to the Registration Statement]

  4.3 Form of Class B Warrant Certificate [incorporated herein by reference to Exhibit 4.3 to the Registration Statement]

  4.4 Form of Class A Warrant Agreement between American Stock Transfer & Trust Company ("AST") and the Company [incorporated herein by reference to Exhibit 4.4 to the Registration Statement]

  4.5 Form of Class B Warrant Agreement between AST and the Company [incorporated herein by reference to Exhibit 4.5 to the Registration Statement]

  4.6 Form of Underwriter's Unit Purchase Option [incorporated herein by reference to Exhibit 4.6 to the Registration Statement]

  4.7 Common Stock Purchase Warrant Certificate to Purchase 150,000 shares of Common Stock [incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1993]

  4.8 Form of Variable Rate Senior Subordinated Note due December 31, 2001 [incorporated herein by reference to Exhibit 4.8 of the 1994 Form 10-KSB]

  4.9 Form of Common Stock Purchase Warrant Certificate for Warrants issued together with Variable Rate Senior Subordinated Notes due December 31, 2001 [incorporated herein by reference to Exhibit 4.9 of the 1994 Form 10-KSB]

  4.10 Common Stock Purchase Warrant Certificate issued to Atlantic Bank of New York entitling it to purchase 20,000 shares of Common Stock [incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K for event of June 21, 1995 (the "June 8-K")]

  Exhibit Number Description

  4.11 Common Stock Purchase Warrant Certificate entitling the holder to purchase 15,000 shares of common stock at an exercise price of $4.25 per share and expiring on June 30, 2000 [incorporated herein by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-KSB for 1995 (the "1995 Form 10-KSB")]

  4.12 Common Stock Purchase Warrant Certificate entitling the holder to purchase 10,000 shares of common stock at an exercise price of $4.50 per share and expiring on December 31, 2000 [incorporated herein by reference to Exhibit 4.12 of the 1995 Form 10-KSB]

  4.13 Form of 10% Convertible Subordinated Note due June 30, 2003 [incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1996 (the "June 1996 Form 10-QSB")]

  4.14 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2003 [incorporated herein by reference to
           Exhibit 4.2 to the June 1996 Form 10-QSB]

  4.15 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $4.50 per share and expiring on December 31, 2001 (1)

  4.16     Form of 10% Convertible Subordinated Note due December 31, 2003(1)

*10.1 Employment Agreement between the Company and David Fox [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

*10.1.1 Form of Amendment No. 1 to Employment Agreement between the Company and David Fox [incorporated herein by reference to Exhibit 10.1.1 to the Registration Statement]

*10.2 Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2 to the Registration Statement]

*10.2.1 Form of Amendment No. 1 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.1 to the Registration Statement]

Exhibit
Number     Description
-------    -----------

*10.2.2 Form of Amendment No. 2 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.2 to the Registration Statement]

*10.3 Form of Employment Agreement between the Company and Herbert M. Pearlman [incorporated herein by reference to Exhibit 10.4 to the Registration Statement]

*10.4 Form of Employment Agreement between the Company and David S. Lawi [incorporated herein by reference to Exhibit 10.5 to the Registration Statement]

*10.5      1993 Stock Option Plan, as amended (1)

 10.6 Lease Agreement for Sherman Oaks, California offices [incorporated herein by reference to Exhibit 10.8 to the Registration Statement]

 10.7 Lease Extension Agreement, dated April 22, 1996, relating to Sherman Oaks, California offices (1)

 10.8 Lease Extension Agreement, dated March 12, 1997, relating to Sherman Oaks, California offices (1)

 10.9 Form of Lease Agreement for 537 Steamboat Road, Greenwich, CT offices [incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-KSB]

 10.10 Lease Agreement for 200 Madison Avenue Location [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

 10.11 Account Financing Agreement, dated June 21, 1995, among Atlantic Bank of New York, the Company and A Pix [incorporated herein by reference to Exhibit 10.1 to the June 8-K]

 10.12 Covenant Supplement to Accounts Financing Agreement, dated June 21, 1995, among Atlantic Bank of New York, the Company and A Pix [incorporated herein by reference to Exhibit 10.2 to the June 8-K]

*10.13     Stock Option Agreement between the Company and David Fox (embodied in
           Exhibit 10.1) [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

Exhibit
Number     Description
-------    ------------

*10.14 Form of Earnings Performance Stock Option Agreement between the Company and Herbert M. Pearlman, dated April 23, 1993 [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]

 10.14.1 Schedule of omitted documents in the form of Exhibit 10.14, including material detail in which such documents differ from Exhibit 10.14 [incorporated herein by reference to Exhibit 10.18.1 to the Registration Statement]

*10.15 Employment Agreement between the Company and Robert Baruc [incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1993]

*10.16     Amendment No. 1 to Employment Agreement of Robert Baruc (1)

*10.17     Employment Agreement between the Company and Robert Miller (1)

*10.18     Employment Agreement between the Company and Timothy Smith (1)

 10.19 Investment Agreement between the Company and Herbert M. Pearlman [incorporated herein by reference to Exhibit 10.24 to the 1993 Form 10-KSB]

 10.20 Investment Agreement between the Company and David S. Lawi [incorporated herein by reference to Exhibit 10.25 to the 1993 Form 10-KSB]

 10.21 Investment Agreement between the Company and Lawrence Bishop [incorporated herein by reference to Exhibit 10.26 to the 1993 Form 10-KSB]

*10.22 Stock Option Agreement between the Company and Scott Hanock, dated May 17, 1991 [incorporated herein by reference to Exhibit 10.17 to the Registration Statement]

*10.22.1 Schedule of omitted documents in the Form of Exhibit 10.22 [incorporated herein by reference to Exhibit 10.21.1 to the 1994 10-KSB]

 10.23 Agreement under which Strategic Growth International serves as Investor Relations Consultant to the Company [incorporated herein by reference to Exhibit 10.1 to the June 1996 Form 10-QSB]

Exhibit
Number     Description
------     -----------

 10.24 Stock Purchase Agreement, dated March 17, 1997, relating to the Company's purchase of all of the capital stock of Miramar Images, Inc. ("Miramar")

 10.25 Pooled Consideration Agreement, dated March 17, 1997, entered into in connection with the Company's purchase of Miramar

 10.26 Settlement Agreement, dated March 17, 1997, among the Company, Miramar and Steven Churchill, entered into in connection with the Company's purchase of Miramar(1)

 10.27 Assignment Agreement, dated March 17, 1997, among the Company, Miramar and Charles Walsh, entered into in connection with the Company's purchase of Miramar (1)

 10.28 Agreement, dated October 16, 1996, between the Company and Strategic Growth International relating to payment of Finder's Fee with respect to private placement (1)

 10.29 Lease Agreement, as amended to date, for Miramar's offices at 200 Second Avenue West, Seattle, Washington (1)

 11.1      Statement of Computation of Per Share Earnings (1)

 21.1      Subsidiaries (1)

 23.1      Consent of Richard A. Eisner & Company, LLP. (1)

 27.1      Financial Data Schedule. (1)
-----------------------------------

(1) Filed herewith.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.


                                    UNAPIX ENTERTAINMENT, INC.



                                    By:/s/ David M. Fox
                                      -----------------------------------------
                                       David M. Fox
                                       President, Chief Executive Officer
                                       (principal executive officer)



                                    By:/s/ Daniel T. Murphy
                                      -----------------------------------------
                                       Daniel T. Murphy
                                       Chief Financial Officer
                                       (principal financial officer)



                                    By:/s/ Steven P. Low
                                      -----------------------------------------
                                      Steven P. Low
                                      Chief Accounting Officer
                                      (principal accounting officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Herbert M. Pearlman      Chairman of the
--------------------------   Board of Directors              March 28, 1997
Herbert M. Pearlman



/s/ David M. Fox             President, Chief Executive
--------------------------   Officer and Director            March 28, 1997
David M. Fox



/s/ David S. Lawi            Chairman of the Executive
--------------------------   Committee, Treasurer,
David S. Lawi                Secretary, and Director         March 28, 1997



/s/ Robert Baruc             Executive Vice President
--------------------------   and Director                    March 28, 1997
Robert Baruc



/s/ Scott Hanock             Vice President of Inter-
--------------------------   national Sales and Marketing
Scott Hanock                 and Director                    March 28, 1997



/s/ Martin D. Payson         Director                        March 28, 1997
--------------------------
Martin D. Payson



/s/ Walter M. Craig, Jr.     Director                        March 28, 1997
--------------------------
Walter M. Craig, Jr.



/s/ Lawrence Bishop          Director                        March 25, 1997
--------------------------
Lawrence Bishop

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Unapix Entertainment, Inc.

      We have audited the accompanying consolidated balance sheet of Unapix Entertainment, Inc. and subsidiaries as at December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Unapix Entertainment, Inc. and subsidiaries as at December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
March 5, 1997

                       UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES


                                Consolidated Balance Sheet
                           (In thousands, except share amounts)


                                                                    December 31,
                                                                        1996
                                                                    ------------
                                          ASSETS

   Cash and equivalents                                                  $  659
   Accounts receivable-trade, net of allowances of $1,004                10,153
   Film costs, released films, net of amortization
      of $27,423                                                          8,585
   Film costs, unreleased films and films in process                      8,463
   Product inventory                                                        689
   Property and equipment, net                                              485
   Other assets, including related party receivables of $13               2,214
                                                                         -------
      Total Assets                                                       $31,248
                                                                         =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities :

   Accounts payable and accrued expenses                               $ 5,880
   Deferred income taxes                                                   130
   Royalty payable                                                       2,769
   Bank line of credit                                                     309
   Acquisition fund payable                                                927
   Variable rate senior subordinated notes                               2,821
   10% convertible subordinated notes                                    5,598
                                                                       -------
      Total Liabilities                                                $18,434
                                                                       =======
   Stockholders' Equity :

   Common stock $.01 par value per share; 20,000,000
      authorized; 5,325,000 shares issued and outstanding                   53
   Cumulative convertible series A 8% preferred stock,
      $.01 par value per share;  3,000,000 authorized;
      538,000 issued and outstanding (aggregate
      liquidation preference of $1,614)                                      5
   Additional paid-in capital                                           15,273
   Notes receivable from equity sales                                   (2,033)
   Accumulated deficit                                                    (484)
                                                                       -------
      Total Stockholders' Equity                                       $12,814
                                                                       -------
      Total Liabilities and Stockholders' Equity                       $31,248
                                                                       =======

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 For the Years Ended December 31

                                                          1996       1995
                                                          ----       ----

Revenues:
        Licensing and distribution                      $  6,673   $  5,744
        Home video                                        15,740     12,545
                                                        --------   --------
                                                          22,413     18,289
                                                        --------   --------

Operating costs:
        Licensing and distribution                         4,704      3,306
        Home video                                        10,373      8,988
        General and administrative expenses                6,224      4,934
                                                        --------   --------
                                                          21,301     17,228
                                                        --------   --------

Income from operations before other income (expense)       1,112      1,061

Other income (expense):
        Interest and debt expense                           (541)      (404)
        Interest income                                      418        293
                                                        --------   --------
                                                            (123)      (111)
                                                        --------   --------

Income before provision for income taxes                $    989   $    950
                                                        --------   --------

Provision for income taxes                                   400         15
                                                        --------   --------

Net income                                              $    589   $    935
                                                        ========   ========

Net income per common share                             $    .09   $    .22
                                                        ========   ========

Average number of common shares outstanding                5,268      3,599
                                                        ========   ========

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                           Convertible
                         Common Stock    Preferred Stock
                         ------------    ----------------               Notes
                                 Par              Par      Additional  Receivable
                                Value            Value      Paid-in     on Stock    Accumulated
                        Shares  ($.01)  Shares    ($.01)     Capital      Sales       Deficit       Total
                        ------  ------  ------    ------     -------      -----       -------       -----
Balance at
    January 1, 1995      2,595     $26    728       $7        $6,740       $(95)     $(1,851)       $4,827

Exercise of options
    and warrants         1,536      16       -        -        5,116    -                   -        5,132

Private placement of
    common stock           700       7        -       -        2,868    -                   -        2,875

Warrant, option and
    private placement
    expenditures             -       -        -       -         (196)   -                   -         (196)

Notes receivable on
    common stock
    sales and
    exercise of
    warrants                 -       -       -        -            -      (1,996)           -       (1,996)

Issuance of common
    stock                    3       -       -        -           15    -                   -           15

Preferred stock
    dividend                23       -       -        -          108    -               (157)          (49)

Issuance of warrants         -       -       -        -           72    -                   -           72

Preferred stock
    conversion              74             (74)       -            -    -                   -            -

Net income for the
    year ended
    December 31,1995         -       -        -        -           -            -         935          935
                        ------  ------  -------  -------    --------    ---------     -------    ---------

Balance at
    December 31, 1995    4,931     $49     654       $7       $14,723    ($2,091)    ($1,073)       $11,615
                        ------  ------  ------   ------     ---------   ---------    --------    ----------

5% stock dividend          249       3                            (3)                       -            -

Notes receivable on
    common stock
    sales and
    exercise of
    warrants                                                                   58           -           58

Warrant, option and
    private placement
    expenditures                                                 (86)                       -          (86)

Issuance of common
    stock                    3       -                            12                        -           12

Preferred stock
    dividend                23       -                           (52)                                  (52)

Issuance of warrants                                             679                        -          679

Preferred stock
    conversion             119       1    (116)      (2)           -                        -           (1)

Net income for the
    year ended
    December 31,1996         -       -       -        -           -            -         589          589
                        ------  ------  -------  -------    --------    ---------     -------    ---------
Balance at
    December 31, 1996    5,325     $53      538     $ 5     $15,273     ($2,033)      ($484)      $12,814
                        ======  ======  =======  =======    =======    =========      ======    =========

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          For the Years Ended December 31,

                                                                            1996                   1995
                                                                            ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   589                $   935
    Adjustments to reconcile net income to net cash used by
      operating activities:
        Amortization and depreciation                                     10,033                  9,529
        Deferred income taxes                                                360                    (29)
        Accretion of debentures discount                                      49                     33
        Loss on disposal of assets                                             2                      -
        Increase in accounts receivable, net                              (1,765)                (3,586)
        Film cost expenditures                                           (17,635)               (13,181)
        Increase in product inventory                                       (341)                  (266)
        Increase in other assets                                          (1,326)                  (459)
        Increase in accounts payable and
           accrued expenses                                                1,300                  1,551
        Increase (decrease) in royalties payable                           1,494                   (691)
                                                                         -------                --------
Total cash flows used by operating activities                             (7,240)                (6,164)
                                                                         -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Purchase of property and equipment                                      (304)                  (234)
                                                                         -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from 10% convertible notes private placement                  5,948                      -
    Net borrowings under bank line of credit                                 309                      -
    Proceeds from employee notes receivable                                   56                      -
    Proceeds from warrant and option exercises                                 -                  4,639
    Proceeds from common stock private placement                               -                  1,275
    Private placement expenditures                                           (86)                  (196)
    Proceeds from variable rate notes private placement                        -                    401
    Employee purchase of common stock                                                                81
    Employee payment on notes receivable for preferred stock                   -                      5
    Preferred stock dividend                                                (52)                   (49)

                                                                         --------               -------
Total cash flows from financing activities                               $ 6,175                $ 6,156
                                                                         -------                -------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                       For the Years Ended December 31

                                                                             1996                  1995
                                                                             ----                  ----
NET DECREASE IN CASH AND EQUIVALENTS                                      $(1,369)            $    (242)

CASH AND EQUIVALENTS AT BEGINNING OF
     YEAR                                                                   2,028                 2,270
                                                                          -------             ---------

CASH AND EQUIVALENTS AT END OF YEAR                                       $   659             $   2,028
                                                                          =======             =========


SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
        Conversion of accrued liability to acquisition fund
           payable                                                             79                     -
        Preferred stock dividend paid in common stock                          86                   108
        Notes received for employee common stock purchase                       -                 2,001
        Warrants issued                                                       292                    37
        Conversion of debt to equity                                           12                    24
                                                                          -------             ---------

                                                                          $   469             $   2,170
                                                                          =======             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
        Cash paid for interest                                            $   632             $     159
                                                                          =======             =========

        Cash paid for taxes                                               $    44             $      94
                                                                          =======             =========

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. Business Organization and Summary of Significant Accounting Policies:

        Business organization and presentation:

Unapix Entertainment. Inc. and its subsidiaries (the "Company"), is a worldwide licensor and distributor of feature films and television programs primarily for the television market, including free and pay television, cable and satellite, and the home video market, including cassette and laser disc.

Certain accounts in 1995 have been reclassified in order to conform with 1996 presentation.

        Significant Accounting Policies:

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles which require management to make estimates and assumptions that effect the amounts reported in the financial statements and related notes. Actual amounts could differ from those estimates.

Principles of consolidation:

The consolidated financial statements include the accounts of Unapix Entertainment, Inc. and its wholly - owned subsidiaries, Green Leaf Advertising Company, Inc., and Unapix Films, Inc. All significant intercompany balances and transactions have been eliminated.

Revenue and cost recognition:

Revenues earned under non-cancelable film and television programming licenses are recognized when the films or programming are made available to the licensee and all other conditions of the sale are met. Home video and direct marketing revenues are recorded upon shipment. The Company follows the practice of making provisions for estimated future returns and allowances at the time the units are sold. Revenues relative to other services are recognized when such services are performed.

Film costs include the direct costs of acquiring films and television programming, as well as exploitation costs which benefit future periods. The Company amortizes film costs using the individual-film-forecast-computation method. This method amortizes costs in the same ratio that current gross revenues bear to anticipated total gross revenues for each particular film. The anticipated total gross revenues are reviewed quarterly by management, which may result in revised amortization rates and, when

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. Business Organization and Summary of Significant Accounting Policies:
   (continued)

applicable, write downs to net realizable value. Direct costs, such as duplication and shipping, are expensed as the related product is shipped.

Film costs are stated at the lower of unamortized historical cost or estimated net realizable value. Participation, royalty, and commission expense, to the extent that such amounts can be reasonably estimated, are accrued when revenue is recognized on the related license agreement.

Property and equipment:

Property and equipment, which are stated at cost, are depreciated using the straight-line method over estimated useful lives of 3 to 10 years.

Net income per common share:

Net income per common share ("EPS") is based upon the weighted average number of common shares outstanding during each period. The weighted average shares exclude all warrants, options and other convertible securities as their impact on the earnings per share calculation would be anti-dilutive or immaterial. Net income available for common shares reflects preferred stock dividends of $138,000 and $157,000, for the years ended December 31, 1996 and December 31, 1995, respectively.

The number of shares and net income per share for the year ended December 31, 1995 have been restated to reflect the 5% stock dividend paid in the second quarter of 1996 described in Note 5.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

New Pronouncements:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation Arrangements" ("SFAS 123"). SFAS 123 permits a company to choose either a new fair value-based method of accounting for employee stock based compensation, or retaining the current intrinsic value based method of accounting for stock-based compensation. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow the intrinsic value-based method of accounting. The Company adopted SFAS 123 following the alternative for disclosure method only, and as a result, the adoption of SFAS 123 will not materially impact the Company's financial position or results of operations.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

2. Film Costs

The Company's film costs include, in thousands:
                                                               December 31,
                                                                   1996
                                                               ------------

                      Films released                            $ 36,008
                      Films completed but not released             2,355
                      Films in process                             6,108
                                                                --------
                                                                  44,471
                      Accumulated amortization                   (27,423)
                                                                --------
                                                                $ 17,048
                                                                ========

The company expects that it will amortize approximately 80% of its remaining film costs during the three-year period ending December 31, 1999.

3. Property and Equipment

Property and equipment consists of the following, in thousands:

                                                               December 31,
                                                                   1996
                                                               ------------

                      Furniture and equipment                       $484
                      Leasehold Improvements                         180
                      Less accumulated depreciation                 (179)
                                                                   ------
                                                                    $485
                                                                    ====

4. Financing

On June 21, 1995, the Company entered into a credit facility with Atlantic Bank of New York (the "Bank") providing for borrowings of up to $2,500,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.5% per annum in excess of the Bank's publicly announced benchmark rate. The Company is also required to pay a facility fee of 1% per annum, and an unused credit line fee at a rate equal to 0.25% per annum of the amount by which $2,500,000 exceeds the average daily loan balance during any quarter. The term of the facility expires on May 31, 1997, and may be terminated by either party upon 60 days notice after such date. The Bank may also terminate the facility upon 60 days notice at any time throughout the term. Outstanding amounts under the facility are secured by substantially

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

4. Financing (continued)

all of the Company's assets. The facility contains restrictive covenants that require minimum (i) tangible net worth, (ii) liquidity and (iii) earnings to interest expense ratios. The covenants prohibit the payment of cash dividends on common stock or a change in control of the Company. The covenants also, among other things, limit the Company's ratio of debt to net worth and the amount of loan proceeds which can be utilized to acquire film rights or finance film productions. In connection with the transaction, the Company issued warrants to purchase up to 39,000 shares of common stock of which 21,000 warrants have an exercise price of $4.91 per share and 18,000 warrants have an exercise price of $4.17 and have certain vesting and dilution provisions, expire on and various dates through December 31, 2000. The warrants have an aggregate value of $25,000 and recorded as deferred loan costs which are being amortized over the term of the loan facility. Mr. Pearlman and The Mezzanine Financial Fund, L.P. (the "Fund") are contingently liable to pay outstanding amounts under the Facility up to $300,000 in the aggregate. Herbert Pearlman and David Lawi, the Company's Chairman of the Board and Treasurer, respectively, are each officers, directors and principal stockholders of the general partner of the Fund. Walter M. Craig, Jr., a director of the Company, is also an officer and director of the general partner of the Fund. In consideration of its financial accommodation, the Fund is entitled to receive 7,875 Class B Warrants for every year that its accommodation is in effect and $500 per month during the term of the accommodation and during which amounts are outstanding under the Facility. The Company is obligated to repay any sums that the Fund may be required to pay to the Bank, and in order to secure this obligation, the Company has granted the Fund a security interest in substantially all of its assets, which is subordinated to the Bank's security interest. As of December 31, 1996, the Company had borrowed $309,000, had an outstanding letter of credit of $300,000 and had remaining availability of $1,891,000.

As of December 31, 1996, the Company had issued in a private offering $5,972,500 of Units, for proceeds of $5,947,500, each Unit consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement only to accredited investors and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. Subsequent to December 31, 1996, the Company sold an additional $250,000 bringing Notes issued to a total of approximately $6,222,500. A total of 622,250 Warrants were issued in conjunction with this offering. During 1996 the Company incurred placement fees of approximately $319,000 and 235,000 five year warrants with an exercise price of $4.50. Such warrants were valued at $133,000 and recorded as deferred financing costs which are being amortized over the term of the Notes.

In April 1995, the Company received the final $400,000 under a placement of Variable Rate Senior Subordinated Notes ("Variable Rate Notes") and Common Stock Purchase Warrants ("Private Placement Warrants"). The units were sold only to accredited investors by officers of the Company (without

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

4. Financing (continued)

remuneration). Certain customers of an investment advisory firm, of which a director of the Company is an Executive Vice President, have acquired the units in the placement. The Variable Rate Notes are due in seven years and bear interest at a rate of 10% per annum for the first three years and at 3% over the prime rate for the remaining four years, provided however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% will commence at the end of the 4th year, followed by 15% of the original amount at the end of years 5 and 6. The Variable Rate Notes are subordinated to indebtedness of the Company incurred to a bank or other financial institution. For a limited period of time, after the third year of the term, a noteholder will be permitted to convert up to 50% of his note into shares of the Company's common stock at a price per share equal to the greater of (1) the then average Market Price Per Share, as defined, over the last 60 trading days of 1997 or (2) $2.86. The Company may redeem all or a portion of the Variable Rate Notes at any time after December 31, 1997 at a premium over the principal amount of the notes of 6% , which declines annually at the rate of 2% until January 1, 2001, after which the redemption price will be the principal amount of the notes. A total of 410,000 Private Placement Warrants have been issued under this offering, each such warrant entitles the holder to purchase one share of Common Stock at an exercise price of $3.70 per share and expires on December 31, 2001. The units were not registered under the Securities Act of 1933 as amended, but the holders of the Private Placement Warrants are entitled to certain registration rights with respect to the shares issuable upon exercise thereof.

In December 1993, the Company developed an acquisition fund for the purpose of funding the acquisition of the distribution rights to independently produced films. The initial investors were the Chairman, Secretary and a group of investors who are customers of an investment advisory firm, of which a director of the Company is an Executive Vice President. The acquisition fund provided $150,000 in 1993, $200,000 in 1994 and $79,000 in 1996. Until formal agreements are signed the $429,000 is treated as demand loans. The oral agreement provides for: (i) a term to be determined (ii) the acquisition fund to recoup 110% of its investment in any one film from the first dollars of gross receipts; (iii) the fund to receive up to 20% of the net profits of each film in which it invests;
(iv) roll-over of the fund's receipts into other films; and (v) shortfall of investment in any film to be recovered in shares of common stock of the Company issued at market, or if market is less than $2.86 a share, at the lower of $2.86 or 125% of market. The initial funding of the fund was fully utilized to acquire film distribution rights. The investors also received 36,750 Class B warrants for providing such funding, which were valued at $12,000 and were charged to expense.

5. Stockholders' Equity

In April 1996, the Company declared a special 5 percent stock dividend, payable on May 6, 1996 to stockholders of record of its common stock on April 22, 1996. The company issued 249,000 shares of common stock pursuant to the declared stock dividend.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

In June 1996, the Company entered into an agreement with an investor relations firm, pursuant to which the Company issued 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement. The options have a term of five years and were valued at approximately $160,000. The Company is also obligated to issue an additional 100,000 options which will expire within one year unless all of the Company's Class B Warrants have been exercised prior to that time. If all the Class B Warrants are exercised during the one year period, the additional options will also have a term of five years.

In September 1995, the Company completed the placement of 420,000 shares of common stock under a stock purchase plan ("the Plan") which permitted certain of the Company's employees, directors and consultants to purchase units ("Units"), each of which consists of one share of common stock, one common stock purchase warrant with an exercise price of $19.05 per share and one common stock purchase warrant with an exercise price $28.57 per share. The warrants expire on December 31, 2000. They are redeemable by the Company (at a price of $0.025 per warrant) at any time after the closing sales price of the common stock has been at least 125% of the then effective exercise price of the warrants for a period of 20 consecutive business days after the underlying shares of common stock have been registered under the Securities Act of 1933. The purchase price of each unit was $4 (which was the closing market price of the common stock on effective date of the Plan). The Company ascribed a diminimus value to the common stock purchase warrants.

The Plan permitted participants to acquire Units by paying 5% of the total price upon purchase and delivering a promissory note for the remaining 95% of the price. Each note provides for the annual payment of 5% of the original principal amount thereof, commencing in 1996, with a balloon payment of the remaining unpaid principal amount of the Note payable on a specified date in 2005 (the "Maturity Date"). Interest accrues on each Note at a rate of 6% per annum, payable on the last day of each year throughout the term of the Note, with all remaining accrued and unpaid interest due on the Maturity Date. Each participant pledged 95% of the Units that they acquired under the plan to the Company as security for such participant's Note. Such Units may be released to the participant as the Note is paid under certain circumstances. Participants are permitted to make payments under their Notes by delivering shares of common stock that they own, including pledged shares, which are credited against amounts owed under their Notes at fair market value thereof. Purchasers of Units are entitled to certain registration rights with respect to the securities comprising the Units.

In September 1995, the Company gave notice that it would redeem the Class A warrants. Prior to December 31, 1995, the Company received proceeds of $4,648,000 from the exercise of 1,507,000 warrants, primarily Class A warrants. In addition, the Company also received $482,000 of notes receivable from officers, employees and consultants relating to the exercise of the warrants.

The Company completed, in July 1995, a private placement to two investors of 315,000 shares of common stock for a price of $4.05 per share, which was the market value of the common stock on the commencement of the offering. Net proceeds from the placement were approximately $1,200,000, after deducting, among other expenses, a placement fee equal to 5% of the gross proceeds.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

As of December 31, 1996 there are 538,000 shares of Cumulative Convertible Series A 8% Preferred Stock outstanding. Each share has a liquidation preference of $3.00 plus accumulated and unpaid dividends; is convertible into 1.05 shares of common stock at any time prior to redemption; and is entitled to one vote. Semi-annual dividends of $0.12 per share are payable on June 30 and December 31, commencing June 30, 1994. The Company may redeem the shares if the market price of the common stock has exceeded twice the then applicable conversion price at a time when the underlying shares of common stock are registered under the Securities Act of 1933. During calendar year 1997, the Company may redeem all or part of the Preferred shares at $3.15 plus accrued and unpaid dividends. Thereafter the Company may redeem the shares at a premium of 4% declining annually at the rate of 1% until January 1, 2002, after which the redemption price will be $3.00.

The Company accepted 9% promissory notes aggregating $95,000, of which $10,000 was paid at December 31, 1996, from three officers in connection with their participation in the preferred stock offering. The corresponding shares are held by the Company as collateral for the notes. The Company declared preferred stock dividends of $138,000 and $157,000 for the years ended December 31, 1996 and 1995, respectively. Shareholders were given the option of receiving shares of common stock (at a price equal to 90% of the average closing sales price of the common stock over the last 10 trading days preceding the dividend payment date) in lieu of the cash dividend declared, which resulted in $86,000 and $108,000 of the dividends being paid in shares of common stock for the years ended December 31, 1996 and 1995, respectively, and the remainder in cash.

As of December 31, 1996, there were 1,393,000 B warrants outstanding and 2,200,000 other warrants. The Class B warrants are exercisable at $4.29, and are redeemable by the Company at $0.10 per warrant commencing June 1994 provided the common stock has a high bid closing price of at least $5.71 for the prior 20 consecutive trading days and 30 days prior notice is given to the warrant holders. In addition, there were 1,900,000 options and 55,000 preferred stock options outstanding as of December 31, 1996, entitling the holders thereof to purchase an aggregate of 5,548,000 shares of the Company's common stock for aggregate proceeds to the Company in the approximate amount of $38,638,000.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

Warrants:
A summary of the status of the Company's warrants as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                             1996                               1995
                                             -----                              ----
                                                    Weighted                            Weighted
                                    Shares           Average            Shares           Average
                                     (000)       Exercise Price          (000)       Exercise Price
                                     -----       --------------          -----       --------------
Outstanding at beginning
   of year                           2,762         $  10.12              3,319         $   3.69

Granted                                831         $   5.58                949         $  21.54

Exercised                                -         $   -                (1,506)        $  (3.14)

Forfeited                                -         $   -                     -         $   -
                                         -             -                     -             -

Outstanding at end
    of year                          3,593         $   9.07              2,762         $  10.12
                                     =====             ====              =====            =====
Warrants exercisable at
    year-end                         3,593         $   9.07              2,762         $  10.12
                                     =====             ====              =====            =====
Weighted-average fair
   value of warrants
   granted during the                $ .63                                    $   .11
   year                              =====                                    =======

The following table summarizes information relating to warrants outstanding at December 31, 1996:


                                    Warrants Outstanding                          Warrants Exercisable
                                    --------------------                          --------------------
                      Number        Weighted-Average          Weighted-       Number           Weighted-
      Range         Outstanding         Remaining              Average      Exercisable         Average
 Exercise Prices    at 12/31/96     Contractual Life       Exercise Price   at 12/31/96      Exercise Price
----------------    -----------     ----------------       -------------    -----------      --------------

  $3.14 - $4.50          2,135               3                $    4.17         2,135          $    4.17
  $4.91 - $6.00            618               6                $    5.96           618          $    5.96
 $19.05 - $28.57           840               4                $   23.81           840          $   23.81
                       -------               -                 --------        ------           --------

 $3.14 - $28.57          3,593               4                $    9.07         3,593          $    9.07
                         =====               =                     ====         =====               ====

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

Employee Stock Option Plan:

The 1993 Option Plan (the "Plan") authorizes the grant of options to purchase up to an aggregate of 600,000 shares. Both non-qualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. As of December 31, 1996, the exercise price of any option granted under the Plan shall not be less than the fair market value of the common stock on the date of the grant.

A summary of the status of the Company's employee stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                            1996                                 1995
                                            ----                                 ----
                                                   Weighted                             Weighted
                                    Shares         Average               Shares           Average
                                    (000)       Exercise Price            (000)       Exercise Price
                                     -----       --------------           -----       --------------
Outstanding at beginning of year      265         $   3.16                 248         $   2.98

Granted                               154         $   4.15                  23         $   5.00

Exercised                               -         $   -                     (6)        $  (3.00)

Forfeited                               -         $   -                      -         $   -
                                        -             -                      -             -

Outstanding at end
    of year                           419         $   3.52                 265         $   3.16
                                      ===             ====                 ===             ====
Options exercisable at
    year-end                          385         $   3.48                 229         $   3.20
                                      ===             ====                 ===             ====
Weighted-average fair
   value of options
   granted during the
   year                             $ .55                                      $ .61
                                    =====                                      =====

Other Options:

In April 1993, the Company granted options ("Earning Performance Options") to purchase an aggregate of 945,000 shares of Common Stock at an exercise price of $2.86 per share to employees and other persons considered to be instrumental to the progress of the Company. The Earnings Performance Options are

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

exercisable by the holders at various times through June 2003.

A summary of the status of the Company's other stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                         1996                                1995
                                         ----                                ----
                                                 Weighted                            Weighted
                                 Shares           Average            Shares           Average
                                  (000)       Exercise Price          (000)       Exercise Price
                                  -----       --------------          -----       --------------
Outstanding at beginning           1,173         $   2.79              1,272         $   2.92
  of year

Granted                              400         $   3.88                  -         $   -

Exercised                              -         $   -                   (99)        $  (4.44)

Forfeited                            (37)        $  (6.39)                 -         $   -

Outstanding at end
   of year                         1,536         $   2.98              1,173         $   2.79
                                   =====             ====              =====             ====
Options exercisable at
   year-end                        1,097         $   2.94                569         $   2.48
                                   =====             ====                ===             ====
Weighted-average fair
   value of options
   granted during the                      $ .49                                $ -
   year                                    =====                                ===

The following table summarizes information related to options outstanding at December 31, 1996:

                                     Options Outstanding                          Options Exercisable
                                     -------------------                          -------------------
                      Number        Weighted-Average           Weighted-         Number          Weighted-
      Range         Outstanding         Remaining               Average       Exercisable         Average
 Exercise Prices    at 12/31/96     Contractual Life         Exercise Price   at 12/31/96     Exercise Price
 ---------------    -----------      ---------------         --------------   -----------     --------------

  $1.10 - $3.12          1,349               6                $    2.70         1,010          $    2.65
  $3.81 - $5.00            605               4                $    3.99           472          $    4.01
                       -------               -                  -------        ------            -------

  $1.10 - $5.00          1,955               5                $    3.10         1,482          $    3.08
                         =====               =                     ====         =====               ====

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Stockholders' Equity (continued)

The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of five (5%) percent, expected volatility of thirty-seven (37%) percent, risk-free interest rates ranging from 4.95% to 6.49%, and expected life ranging from 3 to 10 years.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below (in thousands) except per share data.

                                                  1996             1995
                                                  ----             ----

Net Income                 As reported         $     589         $     935
                           Pro forma           $     538         $     927

Net Income Per Share       As reported         $     .09         $     .22
                           Pro forma           $     .08         $     .21

6.  Financial Instruments

Other than cash and cash equivalents the Company's financial instruments consist of the credit facility, Acquisition Fund payable, 10% Convertible Subordinated Notes and Variable Rate Notes described in Note 4 and notes receivable from common stock and convertible preferred stock sales described in Note 5. The Company is unable to estimate the fair value of the Acquisition Fund debt because it is dependent on, in addition to the stated interest rate, the future cash flows of films presently released and those future films in which the rolling proceeds to the Fund will be invested. Management believes that based on the current interest rate, and provision for future adjustment of such rate, the fair value of the Variable Rate Notes and 10% Convertible Subordinated Notes approximates their face value. The fair value of the Notes receivable from common stock and convertible preferred stock sales is not readily determinable.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

7. Income Taxes

The provision for income taxes for 1996 consists of current state taxes of $40,000 and deferred taxes of $360,000. The provision for income taxes for 1995 consists of Federal income taxes of $22,000, State taxes of $23,000 and a deferred tax benefit of $30,000 primarily attributable to the reduction of valuation allowance. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax law treatments of such amounts. The principal items comprising deferred taxes are differences in accounts receivable valuation reserves, film inventory amortization and net operating losses.

The deferred tax assets (liabilities) as of December 31, 1996, in thousands, are as follows:

Accounts receivable and general reserves              $       110
Film inventory amortization                                (1,771)
Net operating loss carryforwards                            1,531
                                                            -----
                                                             (130)
Valuation allowance                                             -
                                                            -----
Net                                                   $      (130)
                                                            =====

A reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before taxes, in thousands, is as follows:

                                                       1996                1995
                                                       ----                ----
Computed at federal statutory rate             $       335         $       323
Reduction of valuation allowance                         -                (362)
Permanent differences                                   28                  26
State taxes, net of federal benefit                     26                  15
Other                                                   11                  13
                                                   -------             -------
                                               $       400         $        15
                                                   =======             =======

At December 31, 1996, net operating loss carryforward available to reduce future federal taxable income amounted to approximately $4,500,000, expiring at various dates through 2010.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

8. Operating Leases

The Company leases office facilities and certain equipment under non-cancelable lease agreements expiring through January 2007. Total lease expense for the years ended December 31, 1996 and 1995 were $317,000 and $247,000, respectively.

Minimum future payments, in thousands, as of December 31, 1996 are:

                  1997.....................................    $   415
                  1998.....................................        379
                  1999.....................................        340
                  2000.....................................        329
                  2001 and later...........................      1,947
                                                                 -----
                  Total lease payments ..... ..............    $  3,410
                                                                  =====

Included in the above minimum future payments, is the cost of certain executive offices, occupied pursuant to an office sharing arrangement with an affiliate at the monthly base rate of $2,700.

9. Commitments and Other Matters

Credit risk exists with respect to accounts receivable which are primarily due from video distributors, television stations, pay cable channels and video distributors. Two customers each accounted for 16% and 9% of net revenues, respectively, in 1996 and each accounted for 9% in 1995.

As of December 31, 1996, commitments for advances and guaranteed royalties amounted to $1,478,000.

10. Related Party Transactions

General and administrative costs include $182,000 and $310,000 for services rendered by an affiliate for the years ended December 31, 1996 and December 31, 1995, respectively.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

11. Export Sales

                                             December 31
                                             -----------
                                           (in thousands)
                                          1996          1995
                                          ----          ----
                Europe                  $1,972        $1,493
                Asia                       987         1,117
                Latin America              900           751
                Africa                     580           266
                Australia                   27           268
                Other                      339           344
                                           ---           ---
                                        $4,805        $4,239
                                        ======        ======

Export sale contracts are generally denominated in US dollars. For the years ended December 31, 1996 and 1995, there were no significant foreign exchange gains or losses.

12. Subsequent Events

In February 1997, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $5.00 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. In March 1997, the Company sold $250,000 of Notes. A total of 25,000 Warrants were issued in conjunction with this offering. The Company incurred placement fees of approximately $19,000 and 15,000 five year warrants with an exercise price of $4.50.

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for an aggregate purchase price of 290,996 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for the capital stock and Miramar debt. The Company has committed to file a registration statement registering such shares within six months of the closing. It is expected that almost all of such shares will be liquidated periodically during the six-month period immediately following such registration statement's being declared effective under the Securities Act of 1933 primarily to enable the shareholders and certain other creditors to repay debt they have incurred to institutional lenders. To the extent the proceeds of the liquidation of approximately 243,000 of such shares are not at least approximately $1,100,000 in one year following the closing of the acquisition, the Company has agreed to pay in cash the amount of such shortfall. Additionally, Miramar's shareholders received 22,557 shares of Common Stock of the Company having an aggregate fair market value of $100,000 as of the closing date. In connection with the acquisition, the Company also advanced $200,000 and has committed to advance another $550,000, to Miramar to settle certain liabilities to trade creditors and others. The acquisition of Miramar is being accounted for as a purchase.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

12. Subsequent Events (continued)

In connection with the acquisition, the Company entered into a four-year employment agreement with the current president of Miramar providing for, among other things, an annual salary of $125,000 per year, a performance bonus equal to 5% of Miramar's pre-tax profit (as defined), and one-half of one percent of the increase of the gross revenues of Miramar over its revenues for the immediately preceding year. In addition, for each fiscal year commencing on or after January 1, 1998, if such increase in revenues is equal to or greater than 20% of such precedings year's gross revenues, then the president also will receive one-half of one percent of the excess of such previous year's gross revenues over the gross revenues realized by Miramar during the second immediately preceding fiscal year. The Company also issued an aggregate of 210,000 stock options to Miramar employees and consultants (including the current president). Each option entitles the holder to purchase one share of the Company's Common Stock at a purchase price of $4.375 (i.e. $.125 above the market price of the Company's Common Stock on the closing date of the acquisition), subject to the holder's continuing to be employed by the Company. The options have a term of ten years, but, subject to certain exceptions, will not be exercisable for a period of 9.5 years unless Miramar's operations attain certain earnings thresholds.

                                  EXHIBIT INDEX


Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

  3.1       Company's Certificate of Incorporation, dated January
            7, 1993 [incorporated herein by reference to Exhibit
            3.1 to the Company's Form SB-2 Registration
            Statement, File No. 33-61798 (the "Registration
            Statement")]

  3.1.1     Amendment No. 1 to Company's Certificate of
            Incorporation, dated March 15, 1993 [incorporated herein by reference to Exhibit 3.1.1 to the Registration Statement]

  3.1.2     Certificate of Ownership and Merger, dated March 23,
            1993 [incorporated herein by reference to Exhibit
            3.1.2 to the Registration Statement]

  3.1.3     Amendment No. 2 to Company's Certificate of
            Incorporation, dated April 21, 1993 [incorporated herein by reference to Exhibit 3.1.3 to the Registration Statement]

  3.1.4     Amendment No. 3 to Company's Certificate of
            Incorporation, dated June 10, 1993 [incorporated herein by reference to Exhibit 3.1.4 to the Registration Statement]

  3.1.5 Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1.5 to the Company's Annual Report on Form 10-KSB for 1993 (the "1993 Form 10-KSB")]

  3.1.6 Certificate of Increase to the Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1.6 to the Company's Annual Report on Form 10-KSB for 1994 (the "1994 Form 10-KSB")]

  3.1.7     Certificate of Ownership and Merger, dated August 8,
            1996, of A Pix Entertainment, Inc. into the Company
            (1)

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

  3.2 By-Laws of the Company [incorporated herein by reference to Exhibit 3.2 to the Registration
            Statement]

  4.1 Form of Common Stock Certificate [incorporated herein by reference to Exhibit 4.1 to the Registration
            Statement]

  4.2 Form of Class A Warrant Certificate [incorporated herein by reference to Exhibit 4.2 to the Registration Statement]

  4.3 Form of Class B Warrant Certificate [incorporated herein by reference to Exhibit 4.3 to the Registration Statement]

  4.4       Form of Class A Warrant Agreement between American
            Stock Transfer & Trust Company ("AST") and the
            Company [incorporated herein by reference to Exhibit
            4.4 to the Registration Statement]

  4.5       Form of Class B Warrant Agreement between AST and the
            Company [incorporated herein by reference to Exhibit
            4.5 to the Registration Statement]

  4.6       Form of Underwriter's Unit Purchase Option
            [incorporated herein by reference to Exhibit 4.6 to the Registration Statement]

  4.7       Common Stock Purchase Warrant Certificate to Purchase
            150,000 shares of Common Stock [incorporated herein by reference to Exhibit 4.1 of the Company's
            Quarterly Report on Form 10-Q for the Quarterly
            Period ended September 30, 1993]

  4.8       Form of Variable Rate Senior Subordinated Note due
            December 31, 2001 [incorporated herein by reference to Exhibit 4.8 of the 1994 Form 10-KSB]

  4.9       Form of Common Stock Purchase Warrant Certificate for
            Warrants issued together with Variable Rate Senior
            Subordinated Notes due December 31, 2001
            [incorporated herein by reference to Exhibit 4.9 of the 1994 Form 10-KSB]

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

  4.10 Common Stock Purchase Warrant Certificate issued to Atlantic Bank of New York entitling it to purchase 20,000 shares of Common Stock [incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K for event of June 21, 1995 (the "June 8-K")]

  4.11 Common Stock Purchase Warrant Certificate entitling the holder to purchase 15,000 shares of common stock at an exercise price of $4.25 per share and expiring on June 30, 2000 [incorporated herein by reference to
            Exhibit 4.11 of the Company's Annual Report on Form 10-KSB for 1995 (the "1995 Form 10-KSB")]

  4.12 Common Stock Purchase Warrant Certificate entitling the holder to purchase 10,000 shares of common stock at an exercise price of $4.50 per share and expiring on December 31, 2000 [incorporated herein by reference to Exhibit 4.12 of the 1995 Form 10-KSB]

  4.13 Form of 10% Convertible Subordinated Note due June 30, 2003 [incorporated herein by reference to Exhibit
            4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1996 (the "June 1996 Form 10-QSB")]

  4.14 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2003 [incorporated herein by reference to Exhibit 4.2 to the June 1996 Form 10-QSB]

  4.15 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common
            Stock at $4.50 per share and expiring on December 31, 2001 (1)

  4.16      Form of 10% Convertible Subordinated Note due
            December 31, 2003(1)

*10.1       Employment Agreement between the Company and David
            Fox [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

*10.1.1 Form of Amendment No. 1 to Employment Agreement between the Company and David Fox [incorporated herein by reference to Exhibit 10.1.1 to the Registration Statement]

*10.2       Employment Agreement between the Company and Scott
            Hanock [incorporated herein by reference to Exhibit
            10.2 to the Registration Statement]

*10.2.1 Form of Amendment No. 1 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.1 to the Registration Statement]

*10.2.2 Form of Amendment No. 2 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.2 to the Registration Statement]

*10.3       Form of Employment Agreement between the Company and
            Herbert M. Pearlman [incorporated herein by reference to Exhibit 10.4 to the Registration Statement]

*10.4       Form of Employment Agreement between the Company and
            David S. Lawi [incorporated herein by reference to
            Exhibit 10.5 to the Registration Statement]

*10.5       1993 Stock Option Plan, as amended (1)

 10.6       Lease Agreement for Sherman Oaks, California offices
            [incorporated herein by reference to Exhibit 10.8 to the Registration Statement]

 10.7 Lease Extension Agreement, dated April 22, 1996, relating to Sherman Oaks, California offices (1).

 10.8 Lease Extension Agreement, dated March 12, 1997, relating to Sherman Oaks, California offices (1)

 10.9       Form of Lease Agreement for 537 Steamboat Road,
            Greenwich, CT offices [incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-KSB]

 10.10      Lease Agreement for 200 Madison Avenue Location
            [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

 10.11 Account Financing Agreement, dated June 21, 1995, among Atlantic Bank of New York, the Company and A
            Pix [incorporated herein by reference to Exhibit 10.1 to the June 8-K]

 10.12 Covenant Supplement to Accounts Financing Agreement, dated June 21, 1995, among Atlantic Bank of New York, the Company and A Pix [incorporated herein by reference to Exhibit 10.2 to the June 8-K]

*10.13      Stock Option Agreement between the Company and David
            Fox (embodied in Exhibit 10.1) [incorporated herein by reference to Exhibit 10.1 to the Registration
            Statement]

*10.14 Form of Earnings Performance Stock Option Agreement between the Company and Herbert M. Pearlman, dated
            April 23, 1993 [incorporated herein by reference to
            Exhibit 10.18 to the Registration Statement]

 10.14.1    Schedule of omitted documents in the form of Exhibit
            10.14, including material detail in which such documents differ from Exhibit 10.14 [incorporated herein by reference to Exhibit 10.18.1 to the Registration Statement]

*10.15 Employment Agreement between the Company and Robert Baruc [incorporated herein by reference to Exhibit
            10.1 of the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1993]

*10.16      Amendment No. 1 to Employment Agreement of Robert
            Baruc (1).

*10.17      Employment Agreement between the Company and Robert
            Miller (1)

*10.18      Employment Agreement between the Company and Timothy
            Smith (1)

 10.19      Investment Agreement between the Company and Herbert
            M. Pearlman [incorporated herein by reference to
            Exhibit 10.24 to the 1993 Form 10-KSB]

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

 10.20      Investment Agreement between the Company and David S.
            Lawi [incorporated herein by reference to Exhibit
            10.25 to the 1993 Form 10-KSB]

 10.21      Investment Agreement between the Company and Lawrence
            Bishop [incorporated herein by reference to Exhibit
            10.26 to the 1993 Form 10-KSB]

*10.22      Stock Option Agreement between the Company and Scott
            Hanock, dated May 17, 1991 [incorporated herein by reference to Exhibit 10.17 to the Registration
            Statement]

*10.22.1    Schedule of omitted documents in the Form of Exhibit
            10.22 [incorporated herein by reference to Exhibit
            10.21.1 to the 1994 10-KSB]

 10.23 Agreement under which Strategic Growth International serves as Investor Relations Consultant to the Company incorporated herein by reference to Exhibit
            10.1 to the June 1996 Form 10-QSB]

 10.24 Stock Purchase Agreement, dated March 17, 1997, relating to the Company's purchase of all of the capital stock of Miramar Images, Inc. ("Miramar") (1)

 10.25 Pooled Consideration Agreement, dated March 17, 1997, entered into in connection with the Company's purchase of Miramar (1)

 10.26      Settlement Agreement, dated March 17, 1997, among the
            Company, Miramar and Steven Churchill, entered into in connection with the Company's purchase of Miramar(1)

 10.27      Assignment Agreement, dated March 17, 1997, among the
            Company, Miramar and Charles Walsh, entered into in connection with the Company's purchase of Miramar (1)

 10.28      Agreement, dated October 16, 1996, between the
            Company and Strategic Growth International relating to payment of Finder's Fee with respect to private placement (1)

Exhibit                                                              Sequential
Number      Description                                            Page Location
-------     -----------                                            -------------

 10.29 Lease Agreement, as amended to date, for Miramar's offices at 200 Second Avenue West, Seattle,
            Washington (1)

 11.1       Statement of Computation of Per Share Earnings (1)

 21.1       Subsidiaries (1)

 23.1       Consent of Richard A. Eisner & Company, LLP. (1)

 27.1       Financial Data Schedules


-----------------------------

(1) Filed herewith.

*Management contract or compensatory plan or arrangement.