Form 10KSB/A
period 1996-12-31
UNAPIX ENTERTAINMENT INC
filed 1997-04-30
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended December 31, 1996

                                      or

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 [No Fee Required] For the transition period ______ to ________

                           Commission File No. 1-11976

                           Unapix Entertainment, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                    95-4404537
           --------                                    ----------
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

         200 Madison Avenue
            New York, NY                                         10016
----------------------------------------                       ---------
(Address of Principal Executive Offices)                       (zip code)

                                 (212) 252-7600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

Issuer's revenues for its most recent fiscal year. $22,413,000

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $18,517,686 (based upon the closing sales price of these shares on the American Stock Exchange on March 19, 1997).

On March 19, 1997 there were a total of 5,669,651 shares of the registrant's common stock outstanding

Documents Incorporated by Reference:

1.   Certain exhibits to Registration Statement, as amended, File No. 33-61798.

2. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1993.

3. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

4. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1993.

5. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31,1994.

6. Certain exhibits to Annual Report on form 10-KSB for the year ended December 31, 1995.

7.   Certain exhibits to Current Report on Form 8-K for Event of June 21, 1995.

                                EXPLANATORY NOTE

     Unapix Entertainment, Inc., a Delaware corporation, hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1996 to include the information required by Items 9, 10, 11 and 12 of Part III.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.

--------------------------------------------------------------------------------
                                                       DIRECTOR    TERM AS
                                                       OF THE      DIRECTOR
                                                       COMPANY     EXPIRES
NAME                   AGE          POSITION           SINCE       IN
--------------------------------------------------------------------------------
Herbert M. Pearlman    64    Chairman of the Board     1990        1999
                             of Directors
--------------------------------------------------------------------------------
David M. Fox           48    President, Chief          1992        1998
                             Executive Officer and
                             Director
--------------------------------------------------------------------------------
David S. Lawi          61    Chairman of Executive     1990        1999
                             Committee, Treasurer,
                             Secretary and Director
--------------------------------------------------------------------------------
Scott Hanock           38    Senior Vice President,    1990        1998
                             Managing Director of
                             International Sales and
                             Marketing and Director
--------------------------------------------------------------------------------
Robert Baruc           45    Executive Vice            1995        1998
                             President, President of
                             A Pix Entertainment and
                             Director
--------------------------------------------------------------------------------
Martin D. Payson       61    Director                  1996        1999
--------------------------------------------------------------------------------
Walter M. Craig, Jr.   43    Director                  1993        1997
--------------------------------------------------------------------------------
Lawrence Bishop        51    Director                  1993        1997
--------------------------------------------------------------------------------
Daniel T. Murphy       58    Vice President and Chief    --          --
                             Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Michael R. Epps        39    General Counsel             --          --
--------------------------------------------------------------------------------
Steven P. Low          36    Chief Accounting Officer    --          --
--------------------------------------------------------------------------------
Robert G. Miller       36    Vice President,             --          --
                             Executive Vice President
                             of the North American
                             Division
--------------------------------------------------------------------------------
Timothy Smith          44    Vice President,             --          --
                             Executive Vice President
                             of Production of the
                             North American Division
--------------------------------------------------------------------------------

Herbert M. Pearlman. Mr. Pearlman has been the Company's Chairman of the Board of Directors since July 1990. Mr. Pearlman was a co-founder of Telepictures Corporation ("Telepictures"), a public company which, during Mr. Pearlman's tenure, was engaged in marketing and distributing theatrical films and television programs and which is now part of Time Warner Inc. From 1978 until February 1986, Mr. Pearlman served in various senior level capacities with Telepictures including as Chairman of the Board, Chairman of the Executive Committee and as a Director. He is a co-founder of Seitel, Inc. ("Seitel"), a New York Stock Exchange listed company engaged in the development and marketing of a proprietary seismic data library to the oil and gas industry and has been its Chairman of the Board since 1987. In addition, Mr. Pearlman is an officer and a director of the following public companies: InterSystems, Inc. ("InterSystems"), an American Stock Exchange listed company, which is engaged in providing custom compounding services for resin producers and the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products; Helm Resources, Inc. ("Helm"), an American Stock Exchange listed company, which initiates, develops, acquires and oversees the management of various business enterprises, including companies in the fields of thermoplastic resins and agricultural and industrial products; and Teletrak Advanced Technology Systems, Inc., which is currently inactive ("Teletrak").

David M. Fox. Mr. Fox has been the Company's President, Chief Executive Officer and a Director since March 1992. From June 1991 until joining the Company, he was the Chief Executive Officer of David Fox and Associates, a company which he founded and which provided international programming consulting services and acted as United States sales agent for producers worldwide. From 1981 until June 1991, Mr. Fox served as Chief Executive Officer and head of Domestic Syndication and Cable Television for Fox\Lorber Associates, Inc. ("Fox/Lorber"), a corporation which he co-founded and which engaged in the worldwide distribution of feature films, home video and television programs. From March 1990 to June 1991, Mr. Fox also served as a director of GAGA Communications, a Japanese company engaged in home video and theatrical distribution.

Prior to founding Fox/Lorber, Mr. Fox was Eastern and Midwestern Sales Manager for D.L. Taffner Ltd., syndicator of, among other things, "Three's Company" and "The Benny Hill Show."

David S. Lawi. Mr. Lawi has been a Director of the Company since June 1990. He has been the Company's Treasurer and Secretary since January 1993 and Chairman of the Company's Executive Committee since December 1993. Mr. Lawi was a Director and Chairman of the Finance Committee of Telepictures from May 1979 until February 1986. He is a director of Seitel and has been the Chairman of its Executive Committee since March 1987. In addition, Mr. Lawi is an officer and a director of the following public companies: InterSystems; Helm; and Teletrak.

Scott Hanock. Mr. Hanock has been Senior Vice President and Managing Director of International Sales and Marketing of the Company since 1986. He has been Director of the Company since 1990. From 1983 to 1986, Mr. Hanock was Director of Sales and Marketing for Tatum Communications, Inc., a company which marketed sports and documentary programming for television.

Robert Baruc. Mr. Baruc has been a Director of the Company since November 1995. He has been an Executive Vice President of the Company since April 1994. He has been President and Chief Executive Officer of A Pix Entertainment since August 1993. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as a film and marketing consultant. Mr. Baruc was President of Academy Entertainment, a home video distribution company, from June 1986 to January 1991.

Martin D. Payson. Martin D. Payson has been a Director of the Company since June 1996. From January 1990, when Time Inc., merged with Warner Communications, Inc. ("Warner"), until December 1992, Mr. Payson was Vice Chairman of the Board of Time Warner Inc. Prior to 1990 Mr. Payson held the position of office of the President and General Counsel of Warner. He is currently a director of a number of corporations, including the following which are publicly held: Delta Financial Corporation (a New York Stock Exchange listed company); Panavision Inc. (a New York Stock Exchange listed company); and Meridian Sports Incorporated (a NASDAQ traded company). Mr. Payson is also actively involved in a number of philanthropic organizations including holding the following positions: Chairman of Maimonides Medical Center; a Trustee of Howard University; a Director of The Jewish Theological Seminary; a Trustee of New York University and NYU Law Center Foundation; Vice Chairman Board of Administrators of Tulane University; Director of the Jewish Museum of New York City; and a Director of NAACP Legal Defense and Educational Fund.

Walter M. Craig, Jr. Mr. Craig was elected a Director of the Company in April 1993. He has been the President of The Mezzanine Financial Fund, L.P. ("Mezzanine"), an asset-based lender, since January 1991. Mezzanine provides senior and subordinated debt financing to small and middle market enterprises. He has been President of Professional Financial Services, Inc., a company that factors accounts receivable, since February 1993. Since August 1992, Mr. Craig has served as

Executive Vice President and Chief Operating Officer of Helm. Since 1987, he has been a Director of Seitel. Since 1993 he has been a director of Helm and InterSystems.

Lawrence Bishop. Mr. Bishop was elected a Director of the Company in November 1993. Mr. Bishop has been an Executive Vice President of Gray, Seifert & Co., Inc., an investment banking firm, since 1987, and currently is a Director of Synergistics, Inc.

Daniel T. Murphy. Mr. Murphy has been Chief Financial Officer of the Company since September 1995. He has been an Executive Vice President and Chief Financial Officer of InterSystems since July 1985. He has been a director of InterSystems since 1986. Since May 1984, he has been a Vice President and the Chief Financial Officer of Helm. In 1988, he was elected a director of Teletrak.

Michael R. Epps. Mr. Epps has been the General Counsel of the Company since September 1995. From July 1992 until July 1995, he was General Counsel of Helm. He was Associate General Counsel of Helm from September 1990 until July 1992. Prior to joining Helm, Mr. Epps was engaged in the private practice of law.

Steven P. Low. Mr. Low has been the principal accounting officer of the Company since May 1993. Prior to that time, and since September 1982, he was employed by the national accounting firm of Ernst & Young, most recently as a senior manager.

Robert Miller. Mr. Miller has been a Vice President of the Company since September 1996 and he has been an Executive Vice President of the Company's North American Division since February 1996. From July 1995 to February 1996, Mr. Miller was Vice President of International Television Distribution for the National Football League. He was Vice President of Showtime Program Enterprises, which is engaged in sales of all original productions of the Showtime Channel, from February 1993 to July 1995. From October 1991 to February 1993, he was Director of Event Sales and Management for Golden Gate Productions.

Timothy Smith. Mr. Smith has been a Vice President of the Company since September 1996 and he has been Executive Vice President of Production of the Company's North American Division since February 1996. From May 1995 to February 1996, he was General Manager of Programming and head of New Media for IVN Communications, Inc., a company engaged in producing and distributing tapes and home video and cable television programming. Mr. Smith was a producer of The MacNeil/Lehrer Newshour from 1983 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during, and with respect to its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except for the following: Walter M. Craig, Jr., a director of the Company, failed to timely report a transfer of 3,500 shares of the Company's common stock effectuated in June 1996; The High View Fund, L.P. (the "Partnership"), which became the beneficial owner of more than ten percent of the Company's common stock in October 1996, as well as The High View Fund (the "Fund"), High View Capital Corporation ("HVCC"), High View Asset Management Corporation ("HVAM"). Ernest P. Werlin and Andrew M. Brown, who because of their relationship to the Partnership could be deemed to be part of a group owning more than ten percent of the Company's common stock, failed to timely file an initial report on Form 3 reporting their holdings in the Company's securities at such time; and the Partnership and the Fund each failed to timely report the purchase of 20,000 shares of the Company's common stock effected by each of them in November 1996 [See "Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship among the Partnership, the Fund, HVCC, HVAM and Messrs. Werlin and Brown].

Item 10. EXECUTIVE COMPENSATION

     Set forth below is certain information with respect to cash and noncash compensation awarded, paid or accrued by the Company to its Chief Executive Officer and its four other most highly paid executive officers, who were executive officers as of December 31, 1996 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

--------------------------------------------------------------------------------------
                            Annual Compensation               Long-Term
                                                            Compensation
                            --------------------------------------------
Name                Year     Salary      Bonus      Other     Shares of     All Other
and Principal                                       Annual    Common        Compensation
Position                                            Compen-   Stock
                                                    sation    Underlying
                                                              Options
--------------------------------------------------------------------------------------
David M. Fox        1996    $ 200,000   $25,000       --          --            --
--------------------------------------------------------------------------------------
  President, CEO    1995      173,954    21,697       --          --            --
--------------------------------------------------------------------------------------
                    1994      168,071      --         --          --            --
--------------------------------------------------------------------------------------
Scott Hanock        1996      160,000    12,000       --          --            --
--------------------------------------------------------------------------------------
  Managing Director 1995      145,200    30,437       --          --         $10,000(1)
--------------------------------------------------------------------------------------
                    1994      117,810     7,500       --          --           6,180(1)
--------------------------------------------------------------------------------------
Robert Baruc        1996      195,000     7,000       --          --            --
--------------------------------------------------------------------------------------
  Executive Vice    1995      149,040    24,000       --          --            --
  President
--------------------------------------------------------------------------------------
                    1994      144,000    24,000       --          --            --
--------------------------------------------------------------------------------------
Robert Miller       1996      118,000    15,570       --        95,250          --
  Vice President
--------------------------------------------------------------------------------------
Timothy Smith       1996      118,000        ---   $18,000      25,000          --
  Vice President                                     (2)
--------------------------------------------------------------------------------------

(1) Pursuant to Mr. Hanock's employment agreement the amount set forth was deposited into a Rabbi Trust account for Mr. Hanock's benefit. The amount was payable to Mr. Hanock (or his beneficiary) out of such trust over a five-year period commencing on the earlier of his death or upon his reaching the age of 65 years. The amounts deposited were calculated based upon pre-tax profits for 1994 and 1995. During 1996 all amounts deposited in the Rabbi Trust account were disbursed to Mr. Hanock. Commencing with such year, the Company is no longer obligated to deposit any funds into a Rabbi Trust account for Mr. Hanock's benefit.

(2) Amount consists of relocation expenses paid by the Company in connection with the commencement of Mr. Smith's employment.

Stock Options

     The following two tables provide information on stock option grants made to the Named Executive Officers in 1996, options exercised during 1996, and options outstanding on December 31, 1996.

                          Stock Options Grants in 1996

------------------------------------------------------------------------------------
                 Number of        Percent of total
                 securities       options granted
                 underlying       to employees in   Exercise price
    Name         options granted  1996              per share        Expiration Date
------------------------------------------------------------------------------------
David M. Fox           --               --               --               --
------------------------------------------------------------------------------------
Scott Hanock           --               --               --               --
------------------------------------------------------------------------------------
Robert Baruc           --               --               --               --
------------------------------------------------------------------------------------
Robert Miller        78,750 (1)        65.5%           $4.29           6/30/2001
------------------------------------------------------------------------------------
Robert Miller        16,500 (2)        13.7%           $4.44           3/11/2002
------------------------------------------------------------------------------------
Timothy Smith        25,000 (3)        20.8%           $4.00           6/30/2001
------------------------------------------------------------------------------------

1    These options became exercisable on the date of grant.

2 These options were issued in March 1997 but were earned based upon the distribution fees and commissions of the Company's North American Division accrued for 1996.

3 These options were not immediately exercisable. 8,334 of the options become exercisable on May 6, 1997 and 8,333 options will become exercisable on each of May 6, 1998 and May 6, 1999. However, all such options will become immediately exercisable if (i) the Company sells all or substantially all of its assets or (ii) merges into or consolidates with another corporation or sells shares of capital stock, and in connection with such transaction there is a change in the composition of a majority of the Company's directors.

                   Aggregated Option Exercises In Last Fiscal
                     Year And Fiscal Year-End Option Values

     The following table sets forth aggregated option exercises in the last year, the number of unexercised options and fiscal year-end values of in-the-money options for the Named Executive Officers.

--------------------------------------------------------------------------------------
                                       Number of Unexer-       Value of Unexercised
                Number of              cised Options at        In-the Money Options at
                Shares                 Fiscal Year-End         Fiscal Year-End (1)
                Acquired               -----------------------------------------------
                on          Value                   Unexer-                 Unexer-
Name            Exercise    Realized   Exercisable  cisable    Exercisable  cisable
--------------------------------------------------------------------------------------
David M. Fox       --          --        247,130     84,656     $480,764     $107,090
--------------------------------------------------------------------------------------
Scott Hanock       --          --         96,915     37,625      167,971       47,596
--------------------------------------------------------------------------------------
Robert Baruc       --          --         52,500       --         66,413         --
--------------------------------------------------------------------------------------
Robert Miller      --          --         78,750(2)    --           --           --
--------------------------------------------------------------------------------------
Timothy Smith      --          --           --       25,000         --          3,125
--------------------------------------------------------------------------------------

(1) Represents the difference between $4.125, the closing sales price of the Company's Common Stock on December 31, 1996, as reported by the American Stock Exchange, and the exercise price of the option, multiplied by the number of options for each respective person named.

(2) Does not include 16,500 options that were issued to Mr. Miller in 1997 based upon the distribution fees and commissions of the Company's North American Division that were accrued for 1996.

Compensation of Directors

     The Company reimburses travel and other expenses incurred by its directors in connection with attending Board of Director's meetings. Mr. Payson, who became a director of the Company in 1996, was granted options to purchase 50,000 shares of Common Stock in connection with his serving as a director. The options, which were granted in June 1996, expire on June 5, 2006 and have an exercise price of $4.00 per share, which was the market value of the Company's Common Stock on the date the Board authorized the grant. Options to purchase 16,666 shares are currently exercisable. Options to purchase 16,667 shares will become exercisable on each of June 6, 1997 and June 6, 1998, subject to Mr. Payson's continuing to serve as a director. Other than Mr. Payson, directors have not been compensated for services they render in their capacity as directors.

                              Employment Agreements

Employment Contracts with Named Executive Officers

     David Fox is employed under an agreement expiring December 31, 2000, pursuant to which he has been and shall be paid an annual salary of $200,000, $225,000 and $250,000 for 1996, 1997 and 1998, respectively, with a further increase in 1999 and 2000 based on the consumer price index. Mr. Fox was also entitled to receive an annual bonus equal to three percent of the Company's pre-tax profits in excess of $650,000 for 1996. He is entitled to receive a bonus equal to four percent of pre-tax profits in excess of $650,000 for 1997 and four percent of pre-tax profits for each subsequent year of the agreement. For 1996, the Company agreed to pay Mr. Fox an additional bonus (the "Sales Bonus") equal to 1% of all of the Company's sales (on a consolidated basis) exceeding $25,000,000 , subject to certain earnings thresholds . For 1996 and 1997, Mr. Fox has been and will be paid a minimum annual bonus (whether or not required by the various bonus formulae) of $25,000. Mr. Fox has received an advance against the Sales Bonus and other bonus amounts which may be earned under the agreement of $25,000. During 1996, pursuant to his employment agreement, Mr. Fox also received $600 a month to defray operating expenses of a second office.

     Scott Hanock is employed under a contract expiring December 31, 2000, under which Mr. Hanock has been and shall be paid an annual salary of $160,000, $190,000, $200,000 and $220,000 for 1996, 1997, 1998 and 1999 respectively, with a further increase in 2000 based on the consumer price index. Mr. Hanock was entitled to receive an annual bonus equal to 2% of the Company's annual pre-tax profits in excess of $650,000 for 1996. For 1997, Mr. Hanock is entitled to receive an annual bonus of 2% of the Company's first $500,000 of pre-tax profits plus an amount equal to the greater of (i) 3% of the Company's pre-tax profits in excess of $650,000 for such year or (ii) 4% of the pre-tax profits of the Unapix International Division ("UID") for such year. For 1998 and each subsequent year, the Company will pay Mr. Hanock an annual bonus equal to the greater of (i) 3% of the Company's pre-tax profits or (ii) 4% of UID's pre-tax profits. The Company also has agreed to pay Mr. Hanock an additional bonus, for each year of his employment period, equal to 1% of the amount by which sales of UID for each such year exceeded its sales for the prior year. Additionally, he is entitled to receive a bonus equal to one-half percent of all Company sales in the United States of products sold or acquired as a result of the efforts of a UID employee.

     Robert Baruc, an Executive Vice President of the Company and the President and Chief Executive Officer of A Pix, is currently employed under an agreement having a term expiring on December 31, 2000, which is automatically renewed for successive four-year periods unless the Company or Mr. Baruc elects to terminate. Under his Agreement, Mr. Baruc has been and is entitled to be paid an annual salary of $195,000, $220,000 and $245,000 for 1996, 1997 and 1998,
respectively, with a further increase in 1999 and 2000 based upon the consumer price index. Mr.

Baruc was also entitled to receive an annual bonus equal to 2.25% of the Company's pre-tax profits in excess of $650,000 for 1996. He is entitled to receive a bonus equal to 3% of pre-tax profits in excess of $650,000 for 1997 and 3% of pre-tax profits for each subsequent year of the agreement. For each fiscal year during his employment term that A Pix's sales for such year have increased by more than 25% of its sales for the immediately preceding year, Mr. Baruc is entitled to receive a bonus equal to 1% of such excess, so long as the Company's pre-tax profits are at least 5% of its sales. If the Company's pre-tax profit is less than 5% of its sales for the year, then Mr. Baruc shall be entitled to a bonus that is proportionately reduced to the extent pre-tax profit is under the 5% threshold but still exceeds 2.5% of the Company's sales. Mr. Baruc will not receive any such bonus if the Company's pre-tax profit is not at least 2.5% of its sales for the year. In no event will such sales bonus exceed $100,000 with respect to any particular year . Pursuant to his employment agreement, Mr. Baruc received 52,500 employee common stock purchase options, exercisable at $2.86 per share, all of which have vested. If any options to purchase shares of the Company's common stock are granted to Mr. Fox after January 1, 1996, Mr. Baruc is entitled to receive a grant of options equal to 75% of the amount granted to Mr. Fox and having substantially identical terms.

     Robert Miller is employed under an agreement having a term expiring in February 1999. Under the terms of the Agreement Mr. Miller was paid a salary at an annual rate of $136,000 for 1996. Commencing January 1, 1997 and for each year that he is employed, Mr. Miller's salary is to be increased based upon the consumer price index (resulting in a salary of $140,080 for 1997). Under his agreement Mr. Miller is entitled to receive a bonus equal to 2.5% of all sales commissions or distribution fees received by the Company's North American Division ("NAD Fees") plus 2.5% of all NAD Fees generated from sales with respect to which he was the principal salesperson. Mr. Miller is paid an advance of such bonus of $1,500 per month. In connection with his employment agreement, Mr. Miller was granted 78,750 common stock purchase options having an exercise price of $4.29 per share, all of which are currently exercisable. In addition, the Company has committed to issue an additional aggregate amount of 75,000 common stock purchase options to Mr. Miller subject to the North American Division's attaining certain levels of NAD Fees for the years 1996, 1997 and 1998. The exercise price of each such additional option will be equal to the then current market price of the Company's common stock on the date of such option's issuance and will have a term of five years. Mr. Miller was issued 16,500 such options in March 1997 based upon the NAD Fees for 1996. Such options have an exercise price of $4.44 per share and expire in March 2002.

     Timothy Smith is employed under an agreement having a term expiring in February 1998, which will be automatically extended for an additional year unless either the Company or Mr. Smith elects to terminate. Mr. Smith was paid a salary at an annual rate of $135,000 for 1996. Commencing January 1, 1997 and for each year that he is employed, Mr. Smith's salary is to be increased based upon the consumer price index (resulting in a salary of $139,050 for 1997). Under his agreement Mr. Smith is entitled to receive a bonus equal to 5% of the profits achieved by the Company (during the time he is employed by the Company and for six months thereafter) from programs that it produces which Mr. Smith developed and with respect to which he is the principal employee of the Company to oversee production. In connection with his employment agreement, Mr. Smith was granted 25,000 common stock purchase options having an exercise price of $4.00 per share. One-third of the options become exercisable on May 6 of each of 1997, 1998 and 1999. In addition, the Company has committed to issue an additional 25,000 common stock purchase options to Mr. Smith at such time, during his term of employment, that he has developed, and been the principal employee of the Company to have overseen the production of, at least 18 television programs for the Company and all of the programs developed and so overseen by him, on a cumulative basis, have resulted in a profit to the Company. The additional options will have an exercise price equal to $.125 above the market price of the Company's common stock on the date such options are issued and will have a term of five years.

Other Employment Agreements with Executive Officers

     The Company also has entered into five-year employment agreements, effective as of June 23, 1993, with Herbert Pearlman and David Lawi, who are required to devote such amount of time as they, in their discretion, deem necessary for the performance of their duties. Mr. Pearlman's employment agreement provides for an annual salary equal to five percent of the Company's annual earnings before taxes ("EBT"). Mr. Pearlman will receive additional salary equal to $25,000, $50,000, $75,000 and $100,000 after the Company's EBT has exceeded $650,000, $1,350,000, $1,750,000 and $2,000,000 respectively. Mr.
Lawi's employment agreement provides for an annual salary equal to two and one-half percent of EBT. Mr. Lawi will receive additional salary equal to $12,500, $25,000, $37,500 and $50,000 after the Company's EBT has exceeded $650,000, $1,350,000 $1,750,000 and $2,000,000 respectively. Each employment agreement provides for severance payments of two years of annual salary (payable over two years) if the contract is not renewed at the end of its term.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT

The following table sets forth, as of April 5, 1997, information regarding the stock holdings of each person known to the Company to own beneficially more than 5% of any class of outstanding voting securities of the Company.

       Title                                       Amount and Nature     Percent
        of            Name and Address of            of Beneficial         of
      Class            Beneficial Owner              Ownership (1)        Class
--------------------------------------------------------------------------------
Common Stock       Herbert M. Pearlman               1,152,141(2)         18.5%
                   c/o Unapix Entertainment, Inc.
                   537 Steamboat Road
                   Greenwich, CT  06830
--------------------------------------------------------------------------------

       Title                                       Amount and Nature     Percent
        of            Name and Address of            of Beneficial         of
      Class            Beneficial Owner              Ownership (1)        Class
--------------------------------------------------------------------------------
Common Stock       The High View Fund, L.P.            875,956(3)(4)      13.5%
                   805 Third Avenue
                   New York, NY 10022.
--------------------------------------------------------------------------------
Common Stock       The High View Fund                  472,278(4)(5)       7.8%
                   c/o Mees Pierson Fund Services
                     (Bahamas) Limited
                   Windermere House
                   404 East Bay Street
                   P.O. Box SS 6238
                   Nassau, The Bahamas
--------------------------------------------------------------------------------
Common Stock       Legg Mason, Inc.                    858,271(6)         13.1%
                   c/o Gray, Seifert & Co., Inc.
                   380 Madison Avenue
                   New York, NY  10017
--------------------------------------------------------------------------------
Common Stock       Strategic Growth International,     570,000(7)          9.1%
                   Inc.
                   111 Great Neck Road
                   Suite 606
                   Great Neck, New York 11021-
                   5402
--------------------------------------------------------------------------------
Common Stock       David S. Lawi                       433,570(8)          7.4%
                   c/o Unapix Entertainment, Inc.
                   537 Steamboat Road
                   Greenwich, CT  06830
--------------------------------------------------------------------------------
Common Stock       AIM Overseas N.V.                   315,000             5.6%
                   Luxembourg Information
                   Systems
                   31, BD Prince Felix
                   L-1513 Luxembourg
--------------------------------------------------------------------------------
Common Stock       David M. Fox                        442,960(9)          7.4%
                   c/o Unapix Entertainment, Inc.
                   200 Madison Avenue
                   New York, NY  10016
--------------------------------------------------------------------------------

       Title                                       Amount and Nature     Percent
        of            Name and Address of            of Beneficial         of
      Class            Beneficial Owner              Ownership (1)        Class
--------------------------------------------------------------------------------
Common Stock       Robert Baruc                        339,999(10)         5.7%
                   c/o Unapix Entertainment, Inc.
                   200 Madison Avenue
                   New York, NY  10016
--------------------------------------------------------------------------------
Preferred          Legg Mason, Inc.                     99,996(11)        19.5%
Stock*             c/o Gray, Seifert & Co., Inc.
                   380 Madison Avenue
                   New York, NY  10017
--------------------------------------------------------------------------------
Preferred Stock*   Herbert M. Pearlman                  79,999(12)        14.0%
                   c/o Unapix Entertainment, Inc.
                   537 Steamboat Road
                   Greenwich, CT  06830
--------------------------------------------------------------------------------
Preferred Stock*   Tradewind Fund                       50,000             9.3%
                   c/o Harbor Capital Management
                   2701 Summer Street
                   Suite 200
                   Stanford, CT
--------------------------------------------------------------------------------
Preferred Stock*   Martin & Velia Bramante              38,334             7.1%
                   45 Peninsula Road
                   Belvedere, CA  94920
--------------------------------------------------------------------------------
Preferred Stock*   David S. Lawi                        34,166(13)         6.2%
                   c/o Unapix Entertainment, Inc.
                   93 Mason Street
                   Greenwich, CT  06830
--------------------------------------------------------------------------------
Preferred Stock*   Information Age Partners L.P.        33,333             6.2%
                   18 Sidney Lanier Lane
                   Greenwich, CT  06831
--------------------------------------------------------------------------------

----------
* Shares set forth are shares of the Company's Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock A"). Each share is convertible into 1.05 shares of Common Stock. Holders of Preferred Stock A, voting together with holders of Common Stock and not as a separate class, are entitled to one vote with respect to each share of Preferred Stock A. Each share of Preferred Stock A has a liquidation preference of $3.00 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $.12.

     (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

     (2) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 97,999 shares that are issuable upon exercise of Class B redeemable common stock purchase warrants ("Class B Warrants"), each having an exercise price of $4.28 per share and expiring on June 22, 1998; 202,109 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and that expire in December 2003 ("Earnings Options"); 76,999 shares issuable upon exercise of warrants having an exercise price of $19.05 per share and that expire in December 2000 ("$19.05 Warrants"); 76,999 shares issuable upon exercise of warrants having an exercise price of $28.57 per share and that also expire in December 2000 ("$28.57 Warrants"); and 36,750 shares which are issuable upon exercise of options to purchase Preferred Stock A ("Preferred Stock Options") and the subsequent conversion of such shares of Preferred Stock A. These options have an exercise price of $3.00 per share of Preferred Stock A and expire in January 1999.

     (3) Includes the following: 555,556 shares of Common Stock issuable upon conversion of $2,500,000 principal amount of notes due in 2003; and 250,000 shares issuable upon exercise of warrants, having an exercise price of $6.00 per share, and expiring in June 2003 ("$6.00 Warrants").

     (4) The sole general partner of The High View Fund, L.P. (the "Partnership") is High View Capital Corporation ("HVCC"). The investment manager of The High View Fund (the "Fund") is High View Asset Management Corporation ("HVAM"). The sole holder of voting stock of both HVCC and HVAM is Ernest P. Werlin. Mr. Werlin is a director of HVCC and the sole director of HVAM. Mr. Werlin is President and Treasurer of each of HVCC and HVAM. Andrew M. Brown is an executive officer of each of HVCC and HVAM. Peter J. Powers became a director and an executive officer of HVCC during fiscal year 1997. As a result of the foregoing relationships, it is possible that the Partnership and the Fund could be deemed to constitute a "group" for purposes of
          Section 13(d)(3) of the Securities Exchange Act of 1934 , in which case the Partnership and the Fund would be deemed to beneficially own 1,348,234 shares of Common Stock constituting beneficial ownership of 19.6% of the Company's Common Stock. In addition, Ernest P. Werlin individually owns a total of 113,556 shares of the Company's Common Stock (which figure includes 55,556 shares of Common Stock issuable upon conversion of a $250,000 note due in 2003 and 25,000 shares issuable upon exercise of $6.00 Warrants). Because of their relationship to the Partnership and the Fund, HVCC, HVAM, Messrs. Werlin, Powers and Brown could be deemed to have beneficial ownership of the shares owned by such entities, or could be deemed to constitute a group together with such entities. If Messrs. Werlin, Powers and Brown, HVCC, HVAM and the Partnership and the Fund were deemed to constitute a group, such a group would beneficially own an aggregate of 1,461,790 shares of Common Stock constituting beneficial ownership of 21.0% of the Company's Common Stock. Each of the Partnership and the Fund, HVCC, HVAM and Messrs. Werlin, Powers and Brown disclaims beneficial ownership of the shares owned by any other person or entity and disclaims membership in a group.

     (5) Includes the following: 277,778 shares of Common Stock issuable upon conversion of $1,250,000 of notes due in 2003; and 125,000 shares issuable upon exercise of $6.00 Warrants.

     (6) Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co., Inc. ("Gray Seifert"). All such shares are owned by customers of Gray Seifert, however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. The figure includes the following shares of Common Stock: 21,000 shares of Common Stock issuable upon exercise of Class B Warrants; 104,995 shares of Common Stock issuable upon conversion of Preferred Stock A; 410,054 shares of Common Stock issuable upon exercise of warrants, each of which is exercisable into a share of Common Stock at a price of $3.70 per share and expires on December 31, 2001; 222,222 shares of Common Stock issuable upon conversion of an aggregate principal amount of $1,000,000 of notes due in 2003; and 100,000 shares of Common
          Stock issuable upon exercise of $6.00 Warrants.

     (7) Consists of the following: (i) 300,000 shares that are issuable upon exercise of options having an exercise price of $3.875 per share and expiring in June 2001; and (ii) 270,000 shares that are issuable upon exercise of warrants having an exercise price of $4.50 per share and expiring in December 2001.

     (8) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 41,126 shares that are issuable upon exercise of Class B Warrants; 101,056 shares that are issuable upon exercise of Earnings Options; 12,251 shares that are issuable upon exercise of $19.05 Warrants; 12,251 shares that are issuable upon exercise of $28.57 Warrants; and 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options.

     (9) Includes the following shares of Common Stock: 95,537 shares issuable upon exercise of options having an exercise price of $1.10 per share and expiring six months after the end of Mr. Fox's employment term; 26,250 shares that are issuable upon exercise of Class B Warrants; 151,593 shares issuable upon exercise of Earnings Options; 24,937 shares that are issuable upon exercise of $19.05 Warrants; 24,937 shares that are issuable upon exercise of $28.57 Warrants; and 17,499 shares issuable upon conversion of Preferred Stock A. Also includes the following as to which Mr. Fox disclaims beneficial ownership:
          10,237 shares owned by Mr. Fox's wife; 1,312 shares that are issuable upon exercise of $19.05 Warrants and 1,312 shares that are issuable upon exercise of $28.57 Warrants that are also owned by Mr. Fox's wife; and 15,750 shares owned by Mr. Fox's wife as trustee for his children.

     (10) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; 200,000 shares issuable with respect to the merger of A Pix with and into the Company; 26,250 shares that are issuable upon exercise of $19.05 Warrants; and 26,250 shares that are issuable upon exercise of $28.57 Warrants.

     (11) Consists of shares of Preferred Stock A that are owned by customers of Gray Seifert; however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co. Inc.

     (12) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

     (13) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of April 5, 1997, information concerning the beneficial ownership of each class of equity securities by each director, nominee, Named Executive Officer (as defined in "Executive Compensation"), and by all executive officers and directors as a group.

                     Shares and Percent of Common Stock or
                   Preferred Stock A - Owned Beneficially as
                              of April 5, 1997 (1)

--------------------------------------------------------------------------------
                                Common           Percent  Preferred     Percent
Name                             Stock         of Class   Stock (2)     of Class
--------------------------------------------------------------------------------
Herbert M. Pearlman            1,152,141(3)       18.5%    79,999(4)     14.0%
--------------------------------------------------------------------------------
David S. Lawi                    433,570(5)        7.4%    34,166(6)      6.2%
--------------------------------------------------------------------------------
David M. Fox                     442,960(7)        7.4%    16,666         3.1%
--------------------------------------------------------------------------------
Scott Hanock                     241,999(8)        4.1%     8,333         1.5%
--------------------------------------------------------------------------------
Robert Baruc                     339,999(9)        5.7%     8,333         1.5%
--------------------------------------------------------------------------------

Martin D. Payson                 113,887(10)       2.0%      --            --
--------------------------------------------------------------------------------
Lawrence Bishop                  109,000(11)       1.9%      --            --
--------------------------------------------------------------------------------
Walter M. Craig, Jr.              60,432(12)       1.1%      --            --
--------------------------------------------------------------------------------
Robert Miller                     97,250(13)       1.7%      --            --
--------------------------------------------------------------------------------
Timothy Smith                     10,334(14)        *        --            --
--------------------------------------------------------------------------------
All directors and executive
officers                       3,215,461(15)      41.7%   159,496(16)    27.0%
as a group (13 persons)
--------------------------------------------------------------------------------

----------
*    Less than 1%

     (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

     (2) Shares set forth are shares of the Company's Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock A"). Each share is convertible into 1.05 shares of Common Stock. Holders of Preferred Stock A, voting together with holders of Common Stock and not as a separate class, are entitled to one vote with respect to each share of Preferred Stock A. Each share of Preferred Stock A has a liquidation preference of $3.00 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $.12.

     (3) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 97,999 shares that are issuable upon exercise of Class B Warrants; 202,109 shares that are issuable upon exercise of Earnings Options; 76,999 shares issuable upon exercise of $19.05 Warrants; 76,999 shares issuable upon exercise of $28.57 Warrants; and 36,750 shares which are issuable upon exercise of Preferred Stock Options and the subsequent conversion of the underlying shares of Preferred Stock A.

     (4) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

     (5) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 41,126 shares that are issuable upon exercise of Class B Warrants; 101,056 shares that are issuable upon exercise of Earnings Options; 12,251 shares that are issuable upon exercise of $19.05 Warrants; 12,251 shares that are issuable upon exercise of $28.57 Warrants; and 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options.

     (6) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

     (7) Includes the following shares of Common Stock: 95,537 shares issuable upon exercise of options having an exercise price of $1.10 per share and expiring six months after the end of Mr. Fox's employment term; 26,250 shares that are issuable upon exercise of Class B Warrants; 151,593 shares issuable upon exercise of Earnings Options; 24,937 shares that are issuable upon exercise of $19.05 Warrants; 24,937 shares that are issuable upon exercise of $28.57 Warrants; and 17,499 shares issuable upon conversion of Preferred Stock A. Also includes the following as to which Mr. Fox disclaims beneficial ownership:
          10,237 shares owned by Mr. Fox's wife ; 1,312 shares that are issuable upon exercise of $19.05 Warrants and 1,312 shares that are issuable upon exercise of $28.57 Warrants that are also owned by Mr. Fox's wife; and 15,750 shares owned by Mr. Fox's wife as trustee for his children.

     (8) Includes the following shares of Common Stock: 25,821 shares issuable upon exercise of options having an exercise price of $1.29 per share and expiring in May 1997; 2,892 shares issuable upon exercise of options having an exercise price of $1.66 per share and expiring in May 1997; 826 shares issuable upon exercise of options having an exercise price of $1.21 per share and expiring in May 1997; 8,749 shares issuable upon conversion of Preferred Stock A; 67,375 shares issuable upon exercise of Earnings Options; 26,250 shares that are issuable upon exercise of $19.05 Warrants; and 26,250 shares that are issuable upon exercise of $28.57 Warrants.

     (9) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; 200,000 shares issuable with respect to the merger of A Pix with and into the Company, 26,250 shares that are issuable upon exercise of $19.05 Warrants; and 26,250 shares that are issuable upon exercise of $28.57 Warrants.

     (10) Consists of: 55,555 shares issuable upon conversion of a $250,000 note due on June 30, 2003; 25,000 shares issuable upon exercise of $6.00 Warrants; and 33,332 shares issuable upon exercise of options, having an exercise price of $4.00 per share, and expiring on June 5, 2006.

     (11) Includes 31,500 shares of Common Stock owned by a partnership of which Mr. Bishop is a general partner; 26,250 shares that are issuable upon exercise of $19.05 Warrants; and 26,250 shares that are issuable upon exercise of $28.57 Warrants.

     (12) Includes 26,950 shares of Common Stock issuable upon exercise of Earnings Options; 10,500 shares that are issuable upon exercise of $19.05 Warrants; and 10,500 shares that are issuable upon exercise of $28.57 Warrants.

     (13) Includes 78,750 shares issuable upon exercise of options having an exercise price of $4.29 per share and expiring in June 2001 and 16,500 shares issuable upon exercise of options having an exercise price of $4.44 per share and expiring in March 2002.

     (14) Includes 8,334 shares issuable upon exercise of options having an exercise price of $4.00 per share and expiring in June 2001.

     (15) Includes all shares described in footnotes (3), (5), (7), (8), (9),
          (10), (11), (12), (13) and (14) above as well as the following shares of Common Stock: 12,598 shares issuable upon conversion of shares of Preferred Stock A; 72,346 shares issuable upon exercise of options having an exercise price of $2.86 per share; 1,050 shares that are issuable upon exercise of options having an exercise price of $5.00 per share; 1,575 shares that are issuable upon exercise of Class B Warrants; 36,750 shares that are issuable upon exercise of $19.05 Warrants; 36,750 shares that are issuable upon exercise of $28.57 Warrants; and 10,000 options having an exercise price of $4.56 per share.

     (16) Includes all shares described in footnotes (4) and (6) above.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1993 the Company agreed to develop a joint venture for the purpose of funding the acquisition by A Pix Entertainment of the distribution rights to independently produced films. The initial investors were Messrs. Pearlman and Lawi and investors who are customers of Gray, Seifert & Co., Inc. ("Gray Seifert"), an investment advisory firm of which Mr. Bishop, a director of the Company, is an Executive Vice President. In December 1993 and January 1994 Messrs. Pearlman and Lawi invested $100,000 and $50,000, respectively, and customers of Gray Seifert invested an aggregate of $200,000. In January 1996 and 1997, Mr. Pearlman invested approximately another $53,000 and $47,600, respectively, and Mr. Lawi invested approximately another $26,000 and $23,800, respectively. Until formal agreements are signed the $500,400 is treated as demand loans. The oral agreement with respect to the joint venture provides for the following: (i) a term to be determined; (ii) the venture's recoupment of 110% of its investment in any one film from the first dollars of gross receipts;
(iii) the venture's receipt of up to 20% of the net profits of each film in which it invests; (iv) roll-over of the venture's receipts into other films; and
(v) any shortfall of investment in a film to be paid in shares of Common Stock of the Company issued at market or, if market is less than $2.85 a share, at the lower of $2.85 or 125% of market. The initial investments were fully utilized to acquire film distribution rights. As of December 31, 1996, after giving effect to the reinvestment of all joint venture proceeds from A Pix Entertainment films into additional films, the total amount of the joint venture's investment in the Company, on an accrual basis, was approximately $927,000. Messrs. Pearlman and Lawi received 10,500 and 5,250 Class B Warrants, respectively, in connection with their investments. Customers of Gray Seifert are entitled to receive an aggregate of 21,000 Class B Warrants with respect to their investment.

     From January through May 1994, the Company privately placed 735,820 shares of Preferred Stock A for approximately $2,207,000, at a price of $3.00 per share. Messrs. Pearlman, Lawi, Fox, Hanock and Baruc (all of whom are executive officers or directors of the Company), purchased 44,999, 16,666, 16,666, 8,333 and 8,333 shares of Preferred Stock A, respectively, in the private placement. Messrs. Fox, Hanock and Baruc acquired their shares by delivering promissory notes providing for annual payments of principal, maturing in five years and bearing interest at 9% per annum. The notes are secured by a pledge of the purchased shares. Mr. Pearlman paid approximately $75,000 in cash of the $134,997 purchase price for his shares and approximately $60,000 by set-off against indebtedness of the Company owed to him with respect to prior loans extended (during 1992 and 1993) to the Company. In addition, investors who are customers of Gray Seifert purchased an aggregate of approximately 100,000 shares of Preferred Stock A in such private placement.

     From December 1994 through the second quarter of 1995 the Company received total proceeds of $3,025,000 from customers of Gray Seifert in a private placement of units of Variable Rate Senior Subordinated Notes ("Variable Rate Notes") and Common Stock purchase warrants ("Private Placement Warrants") . The purchase price of a unit was equal to the principal amount of the note included therein. The Variable Rate Notes are due on December 31, 2001 and bear interest at a rate of 10% per annum for the first three years and at 3% over the prime rate for the remaining four years, provided, however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount will commence at the end of the 4th year, followed by 15% of the original amount at the end of years 5 and 6. The Variable Rate Notes are subordinated to indebtedness of the Company incurred to a bank or other financial institution. For a limited period of time, after the third year of the term, a noteholder will be permitted to convert up to 50% of his note into shares of the Company's Common Stock at a price per share equal to the greater of (i) the then average Market Price per share, as defined, over the last 60 trading days of 1997 or
(ii) $2.86. The Company may redeem all or a portion of the Variable Rate Notes at any time after December 31, 1997 at a premium over the principal amount of the notes of 6%, which declines annually at the rate of 2% until January 1, 2001, after which the redemption price will be the principal amount of the notes. For each 10,000 of Variable Notes acquired, each purchaser received 1,355 Private Placement Warrants. Each such warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $3.70 per share and expires on December 31, 2001. The holders of the Private Placement Warrants are entitled to certain registration rights with respect to the shares issuable upon exercise thereof.

     During 1995, 1996 and to date in 1997, management of Helm has provided various administrative, managerial, financial, legal and accounting services to the Company. The Company paid Helm $310,000 and $182,000 for such services rendered in 1995 and 1996, respectively, and has paid Helm $33,109 for such services through March 31, 1997.

     In April 1995, the Company's Board of Directors authorized a stock purchase plan, which permitted certain of the Company's employees, officers, directors and consultants (and to a limited extent members of their immediate family) to purchase units ("Units") in a private placement. Each Unit consisted of the following: (i) 1.05 shares of the Company's common stock, $.01 par value per share ("Common Stock"), (ii) 1.05 Common Stock purchase warrants, each entitling the holder, at any time on or after August 1, 1996 (the "Initial Exercise Date"), to purchase one share of Common Stock at a price of $19.05 per share and expiring on December 31, 2000 (a "$19.05 Warrant"), and (iii) 1.05 Common Stock purchase warrants, each entitling the holder, at any time on or after the Initial Exercise Date, to purchase one share of Common Stock at a price of $28.57 per share and also expiring on December 31, 2000 (a "$28.57 Warrant") (collectively, the $19.05 Warrants and the $28.57 Warrants are referred to as the "Warrants"). The Warrants are redeemable by the Company (at a price of $.024 per Warrant) at any time after the closing sales price of the Common Stock (as reported by the principal securities exchange on which the Common Stock is traded) has been at least 125% of the then effective exercise price of the Warrants (currently $23.81 for the $19.05 Warrants and $35.71 for the $28.57 Warrants) for a period of 20 consecutive business days during a period that the shares issuable upon exercise of the Warrants have been registered for sale under the Securities Act of 1933. The purchase price of each Unit was $4.00. Purchasers of Units are entitled to certain registration rights with respect to the securities comprising the Units.

     Pursuant to the plan, participants were permitted to acquire Units by paying 5% of the total price upon purchase, and delivering a promissory note (a "Note") for the remaining 95% of the price. Each Note provides for the annual payment of 5% of the total purchase price, commencing in 1996, with a balloon payment of the remaining unpaid principal amount of the Note (i.e. 50% of the total purchase price) payable on a specified date in 2005 (the "Maturity Date"). Interest accrues on each Note at a rate of 6% per annum, which is payable on the last day of each year throughout the term of the Note, with all remaining accrued and unpaid interest due on the Maturity Date. 95% of the Units that each participant acquired under the plan were pledged to the Company as security for such participant's Note. Such Units may be released to the participant as the Note is paid under certain circumstances. Participants are permitted to make payments under their Notes by delivering shares of Common Stock that they own, including pledged shares, which are credited against amounts owed under their Notes at the fair market value thereof.

     Messrs. Pearlman, Fox, Lawi, Craig, Bishop, Baruc, Murphy, Low and Epps purchased 73,333, 25,000, 11,667, 10,000, 25,000, 25,000, 12,500, 12,500 and
10,000 Units pursuant to such plan, respectively. Mr. Lawi's son and daughter each purchased 12,500 Units.

     In June 1995 the Company and A Pix Entertainment entered into a credit facility (the "Atlantic Facility") with Atlantic Bank of New York (the "Bank") providing for revolving loans totaling up to $2,500,000. Mr. Pearlman and The Mezzanine Financial Fund, L.P. ("Mezzanine") are contingently liable to pay outstanding amounts under the Atlantic Facility up to $300,000 in the aggregate. Messrs. Pearlman and Lawi are officers, directors and principal stockholders of the general partner of Mezzanine. In addition, Messrs. Pearlman and Lawi are executive officers, directors and principal stockholders of Helm Resources, Inc. ("Helm"), which owns approximately 9% of the limited partnership interests of Mezzanine. Mr. Craig is an officer and director of Helm. In consideration of its financial accommodation, Mezzanine is entitled to receive 7,875 Class B Warrants for every year that its accommodation is in effect and $500 per month during the term of the accommodation and during which amounts are outstanding under the Atlantic Facility. The Company and A Pix Entertainment are obligated to repay any sums that Mezzanine is required to pay to the Bank, and in order to secure this obligation, the Company and A Pix Entertainment have granted Mezzanine a security interest in substantially all of their assets, which is subordinated to the Bank's security interest.

     In September 1995 the Company extended an offer to its officers, directors and certain consultants pursuant to which they could exercise any of the Company's Class A Warrants then owned by them by borrowing the exercise price of $3.14 per share from the Company . Outstanding amounts of principal of such loans bear interest at 6.2% per annum. Payment of principal and interest is due on December 31, 2000, or if earlier, on the date the shares purchased upon exercise (the "Underlying Shares") are sold. The loans are secured by a security interest in the Underlying Shares. In the event of non-payment, the Company's recourse is limited to exercising its rights with respect to such security interest. Messrs. Pearlman, Fox and Lawi exercised, 102,780, 23,979 and 24,651 Class A Warrants, respectively, pursuant to the Company's offer.

     In May 1996, the Company sold a Unit of the Company's securities to an IRA of Martin D. Payson, a director of the Company, in a private placement. The Unit consisted of the following: a $250,000 principal amount 10% Convertible Subordinated Note of the Company due 2003, which is convertible into shares of Common Stock at a price of $4.50 per share; and twenty five thousand $6.00 Warrants. Mr. Payson's IRA paid $237,500 for the Unit. Mr. Payson became a director of the Company on June 25, 1996. In July 1996, the Company sold a total of four Units to customers of Gray Seifert in the same private placement for an aggregate purchase price of $1,000,000.

     In August 1996 the Company effectuated the merger of A Pix Entertainment with and into the Company under Delaware Law. Robert Baruc, the President of A Pix Entertainment and an Executive Vice President and Director of the Company, was the owner of 9.5% of the capital stock of A Pix Entertainment, and is entitled to receive 200,000 shares of the Company's Common Stock with respect to the merger. The valuation was based upon the recent growth and profitability of A Pix Entertainment. The Company owned 90.5% of the capital stock of A Pix Entertainment prior to the merger.

     Also in June 1996, the Company entered into an agreement with Strategic Growth, Inc. ("Strategic Growth"), an investor relations firm, pursuant to which the Company retained Strategic Growth to provide investor relations services to the Company. Strategic Growth is currently the beneficial owner of over 5% of the Company's common stock, but did not own such percentage of shares at the time the agreement was entered into. The term of the Agreement was originally one year, commencing on June 4, 1996, which has subsequently been extended for an additional two year period. In consideration of Strategic Growth's services, the Company pays Strategic Growth a monthly retainer of $8,000 . In addition, the Company granted Strategic Growth 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement. The options have a term of five years. The Company is also obligated to issue an additional 100,000 options to Strategic Growth if all of the Company's Class B Warrants have been exercised prior to June 3, 1998. If all the Class B Warrants are exercised prior to such date, the 100,000 options will have the same term as the other 300,000 options. The shares issuable upon exercise of the options granted to Strategic Growth will have certain registration rights.

     The Class B Warrants currently have an exercise price of $4.28 per share. In order for the Company to redeem the Class B Warrants, the closing high bid price of the Common Stock on each of 20 consecutive trading days (or such lesser number of days with the consent of the underwriter from the Company's initial public offering, but not less than 10 consecutive trading days) ending on the third business day prior to the date on which notice of redemption is given must have been at least $5.71 per share.

     During the fourth quarter of 1996 and the first and second quarters of 1997, the Company paid a total of $337,500 and issued an aggregate of 270,000 common stock purchase warrants, each having an exercise price of $4.50 per share and expiring in December 2001, to Strategic Growth as a finder's fee in connection with private placements of the Company's securities. Securities that were sold consisted of units ("Units"), each priced at $250,000 and comprised of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due in 2003 convertible into the Company's common stock at a price of $4.50 per share; and (ii) twenty-five thousand $6.00 Warrants.

     During the fourth quarter of 1996, The High View Fund, L.P. (the "Partnership") purchased a total of eight Units and The High View Fund (the "Fund") purchased a total of four Units for an aggregate purchase price of $3,000,000. As a result of such purchases, the Partnership and the Fund became beneficial owners of over 5% of the Company's common stock. During the first quarter of 1997, the Partnership purchased another two Units and the Fund purchased another one Unit for an aggregate purchase price of $750,000. The sole general partner of the Partnership is High View Capital Corporation ("HVCC"). The investment manager of the Fund is High View Asset Management Corporation ("HVAM"). The sole holder of voting stock of both HVCC and HVAM is Ernest P. Werlin. Mr. Werlin is a director of HVCC and the sole director of HVAM; he is also the President and Treasurer of both HVCC and HVAM. Mr. Werlin purchased one Unit in January 1997 for a purchase price of $250,000. See "Security Ownership of Certain Beneficial Owners and Management."

                                    SIGNATURE

     In accordance with Rule 12b-15 under the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNAPIX ENTERTAINMENT, INC.



                                       By: /s/ David M. Fox
                                           ------------------------------
                                       Name:  David M. Fox
                                       Title: Chief Executive Officer

Date: April 30, 1997