Form 10QSB
period 1997-03-31
UNAPIX ENTERTAINMENT INC
filed 1997-05-15
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

              |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number 1-11976

                           UNAPIX ENTERTAINMENT, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                              specified in charter)

                     Delaware                         95-4404537
         -------------------------------        ----------------------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)        Identification number)

                               200 Madison Avenue
                               New York, NY 10016
                    ----------------------------------------
                    (Address of principal executive offices)

                                  212-252-7600
                           ---------------------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of May 6, 1997 there were 5,688,762 shares of the Company's common stock outstanding.

                                                       Exhibits begin on page 16

                           UNAPIX ENTERTAINMENT, INC.

                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)

                                                                                             March 31,
                                                                                                1997
                                                                                             ----------

                                     ASSETS

     Cash and equivalents                                                                    $      284
     Accounts receivable- trade, net of allowances of $1,014                                     11,652
     Film costs, net                                                                             19,307
     Product inventory                                                                              673
     Property and equipment, net                                                                    592
     Other assets, including related party receivables of $32                                     2,829
     Excess of cost over net assets acquired                                                      2,107
                                                                                             ----------
         Total Assets                                                                           $37,444
                                                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities :

     Accounts payable and accrued expenses                                                   $    7,295
     Deferred income taxes                                                                          311
     Royalty payable                                                                              3,647
     Bank line of credit                                                                          1,695
     Acquisition fund payable                                                                     1,009
     Variable rate senior subordinated notes                                                      2,804
     10% convertible subordinated notes                                                           6,098
                                                                                             ----------
         Total Liabilities                                                                   $   22,859
                                                                                             ----------

     Stockholders' Equity :

     Common stock $.01 par value per share; 20,000 authorized; 5,675
         shares issued and outstanding                                                               57
     Cumulative convertible series A 8% preferred stock, $.01 par value per share;  3,000 authorized; 538 issued and
         outstanding (aggregate liquidation preference of $1,616)                                     5
     Additional paid-in capital                                                                  16,801
     Notes receivable from equity sales                                                          (2,030)
     Accumulated deficit                                                                           (248)
                                                                                             ----------
         Total Stockholders' Equity                                                          $   14,585
                                                                                             ----------
         Total Liabilities and Stockholders' Equity                                          $   37,444
                                                                                             ==========

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                         For the Three Months Ended March 31
                                                                                              1997                       1996
                                                                                              ----                       ----
Revenues:
         Licensing and distribution                                                   $      2,809               $      1,194
         Home video                                                                          3,628                      4,038
                                                                                      ------------               ------------
                                                                                             6,437                      5,232
                                                                                      ------------               ------------
Operating costs:
         Licensing and distribution                                                          1,932                        760
         Home video                                                                          2,417                      2,560
         General and administrative expenses                                                 1,535                      1,507
                                                                                      ------------               ------------
                                                                                             5,884                      4,827
                                                                                      ------------               ------------

Income from operations                                                                         553                        405

Interest expense and financing expense, net                                                   (152)                       (14)
                                                                                      -------------              -------------

Income before taxes                                                                   $        401               $        391
                                                                                      ------------               ------------

Provision for income taxes                                                                     165                        162
                                                                                      ------------               ------------

Net income                                                                            $        236               $        229
                                                                                      ============               ============

Net income per common share                                                           $       0.04               $       0.03
                                                                                      ============               ============

Average number of common shares outstanding                                                  5,382                      5,220
                                                                                      ============               ============

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                        For the Three Months Ended March 31,

                                                                                           1997                       1996
                                                                                           ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $     236                  $     229
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                                      2,425                      1,845
         Deferred income taxes                                                                182                        152
         Accretion of debentures discount                                                      16                          9
         Loss on disposal of assets                                                             -                          2
         (Increase) decrease in accounts receivable, net                                   (1,498)                       587
         Film cost expenditures                                                            (4,818)                    (4,049)
         Decrease (increase) in product inventory                                              16                         (6)
         Increase in other assets                                                            (625)                      (145)
         Increase in accounts payable and
              accrued expenses                                                              1,705                         91
         Increase in royalties payable                                                        878                        553
                                                                                        ---------                  ---------
Total cash flows used by operating activities                                              (1,483)                      (732)
                                                                                        ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                      (136)                       (56)
     Acquisition of subsidiary                                                               (707)                         -
                                                                                        ---------                  ---------
Total cash flows used by investing activities                                                (843)                       (56)
                                                                                        ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from 10% convertible notes private placement                                    500                          -
     Net borrowings under bank line of credit                                               1,387                          -
     Proceeds from employee notes receivable                                                    3                          -
     Proceeds from warrant and option exercises                                               103                          -
     Private placement expenditures                                                           (42)                       (24)
                                                                                        ----------                 ----------
Total cash flows from financing activities                                              $   1,951                  $     (24)
                                                                                        ---------                  ----------

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)

                                                                                        For the Three Months Ended March 31

                                                                                              1997                       1996
                                                                                              ----                       ----
NET DECREASE IN CASH AND EQUIVALENTS                                                     $    (375)               $      (812)

CASH AND EQUIVALENTS AT BEGINNING OF
         PERIOD                                                                                659                      2,028
                                                                                         ---------                -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                    $     284                $     1,216
                                                                                         =========                ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Conversion of accrued liability to acquisition fund payable                            71                         77
         Stock issued for acquisition                                                        1,400                          -
         Warrants issued                                                                        33                          -
                                                                                         ---------                -----------

                                                                                         $   1,504                $        77
                                                                                         =========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                          $      25                $       151
                                                                                         =========                ===========

         Cash paid for taxes                                                             $      18                $         9
                                                                                         =========                ===========

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

2.  Financing

On May 2, 1997, Unapix Entertainment, Inc. (the "Company"), A Pix Entertainment ("A Pix") and Miramar Images, Inc., the Company's wholly-owned subsidiary ("Miramar;" collectively, the Company, A Pix and Miramar are referred to as "Borrowers"), entered into a credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced prime rate. The Borrowers were required to pay a facility fee of $87,500, and are also required to pay an unused line fee at a rate equal to
 .5% per annum of the amount by which $7,000,000 exceeds the average daily loan balance during any calendar quarter.

The term of the Facility expires on September 30, 1998. Outstanding amounts under the Facility are secured by a security interest in substantially all of the Borrowers' assets. The Facility contains restrictive covenants that require minimum tangible net worth. The covenants also, among other things, prohibit the payment of cash dividends on the Company's common stock, and limit (a) the Company's ratio of debt to net worth on a consolidated basis, (b) the amount of costs that the Company can incur in producing, financing or acquiring entertainment properties, (c) the amount of costs and expenses that the Borrowers may incur with respect to theatrical releases of films, and (d) the Borrowers incurring losses for two consecutive quarters.

The Facility replaces the Company's previous credit facility with Atlantic Bank of New York that permitted borrowings of up to $2,500,000 (the "Atlantic Facility"). Proceeds from the Facility were utilized to repay the Atlantic Facility in full. Other proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming.

In February 1997, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

2.  Financing (continued)

(ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. During the first quarter, the Company sold $250,000 of Notes. Subsequent to March 1997, the Company sold an additional $750,000 bringing the Notes issued to a total of $1,000,000. A total of 100,000 Warrants were issued in conjunction with this offering. The Company incurred a finder's fee of approximately $75,000 in total and 60,000 five year warrants with an exercise price of $4.50.

In the quarter ended March 31, 1997, the Company sold in a private offering $250,000 of the total $6,222,500 of Units sold, each consisting of: (I) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have certain registration rights. A total of 622,250 Warrants were issued in conjunction with this offering. The Company incurred placement and finders' fees of $319,000 and 235,000 five year warrants with an exercise price of $4.50.

3.  Acquisitions

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for an aggregate purchase price of approximately 291,000 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for the capital stock and Miramar debt. The Company has committed to file a registration statement registering such shares within six months of the closing. It is expected that almost all of such shares will be liquidated periodically during the six-month period immediately following such registration statement's being declared effective under the Securities Act of 1933 primarily to enable the shareholders and certain other creditors to repay debt they have incurred to institutional lenders. To the extent the proceeds of the liquidation of approximately 243,000 of such shares are not at least approximately $1,100,000 in one year following the closing of the acquisition, the Company has agreed to pay in cash the amount of such shortfall. Additionally, Miramar's shareholders received approximately 22,500 shares of Common Stock of the Company having an aggregate fair market value of approximately $100,000 as of the closing date. In connection with the acquisition, the Company also

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

3.  Acquisitions (continued)

advanced approximately $200,000 and has committed to advance another $550,000, to Miramar to settle certain liabilities to trade creditors and others. The acquisition of Miramar is being accounted for as a purchase.

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

As a result of the Miramar acquisition, the Company's quarterly results reflect $108,000 of additional revenues and a diminimus loss before taxes. In addition, the Company recorded $2,107,000 of excess of cost over net assets acquired in connection with the acquisition primarily resulting from the issuance of common stock.

4. Film costs

The Company's film costs include:
                                                                March 31,
                                                                  1997
                                                             --------------
                                                             (In thousands)

                  Films released                                $ 39,959
                  Films completed but not released                 1,997
                  Films in process                                 7,124
                                                                --------
                                                                  49,080
                  Accumulated amortization                       (29,773)
                                                                --------
                                                                $ 19,307
                                                                ========

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

5. Net income (loss) per common share

Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

For the quarters ended March 31, 1997 and 1996, the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be antidilutive.

The number of shares and net income per share for the three months ended March 31, 1996 have been restated to reflect the 5% stock dividend paid in the second quarter of 1996.

Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                     1997                  1996
                                                    -----                 -----

Net income as  reported                             $ 236                 $ 229
Preferred stock dividends                            (32)                  (37)
                                                    -----                 -----
Total income used for earnings per share            $ 204                 $ 192
                                                    =====                 =====

Weighted average number of common shares            5,382                 5,220
                                                    =====                 =====

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996

Revenues for the three months ended March 31, 1997 increased by 23% to $6,437,000 from $5,232,000 in the same three month period in 1996. This increase in revenues is primarily a result of the increase in licensing and distribution revenues by 135% to $2,809,000 as compared to $1,194,000 in 1996. This increase reflects the Company's aggressive growth in high quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1997. Home video revenues decreased by 10% to $3,628,000 from $4,038,000 in 1996. The decrease is attributable to the Company releasing a direct marketing catalog in the first quarter of 1996, where as no catalog was released in the first quarter of 1997. The Company expects to issue a catalog in the fall, coinciding with the timing of the second catalog issued in 1996. The Company expects to recognize substantial growth in the Home Video market in the second quarter and throughout the remainder of 1997. This growth will be generated by the Company's acquisition of Miramar Images, Inc. as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 154% to $1,932,000 from $760,000 in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the three months ended March 31, 1997 decreased by 6% to $2,417,000 from $2,560,000 as compared to the corresponding period in 1996. This decrease reflects decreased royalty, amortization and other film expenses associated with the lower levels of revenues described above.

General and administrative costs were $1,535,000 for the three months ended March 31, 1997, as compared to $1,507,000 in the same period in 1996. These costs will increase as future quarterly financial statements will reflect a full quarter of expense relating to the acquisition of Miramar Images, Inc.

The Company had income from operations of $553,000 for the three months ended March 31, 1997, as compared to $405,000 in the same period in 1996. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense increased to $152,000 in 1997 from $14,000 in 1996. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued after the first quarter of 1996 and in 1997.

The Company had income before taxes of $401,000 for the three months ended March 31, 1997 as compared to income before taxes of $391,000 for the corresponding three month period in 1996. Management anticipates that as the expansion into new niches and as the number of higher quality releases to the video rental market and the licensing and distribution markets increases in 1996, the impact on operations should be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

For the three months ended March 31, 1997, the Company utilized net cash for operating activities of $1,483,000, primarily as a result of the $4,818,000 incurred in acquiring and promoting new properties for the home video rental and the licensing and distribution markets. Operating cash requirements were primarily met by cash inflows from operations, cash on hand, the proceeds of the private offerings of 10% Convertible Subordinated Notes, described below, and the utilization of the Company's credit facility.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $2,500,000 as of March 31, 1997, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financings described below), operating cash flows, its line of credit and other potential financings.

On May 2, 1997, the Company entered into a credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. The Facility replaces the Company's previous credit facility with Atlantic Bank of New York that permitted borrowings of up to $2,500,000 (the "Atlantic Facility") (see footnote 2 for further details). Proceeds from the Facility were utilized to repay the Atlantic Facility in full. Other proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming.

As of May 13, 1997, under the Imperial Facility, the Company had borrowed $2,539,000 and had remaining availability of $3,425,000.

In the quarter ended March 31, 1997, the Company sold in a private offering $250,000 of the total $6,222,500 of Units sold, each consisting of: (I) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Company incurred placement and finders' fees of $319,000 and 235,000 five year warrants with an exercise price of $4.50 (for further details concerning this private placement see footnote 2).

                           UNAPIX ENTERTAINMENT, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources (continued):

In February 1997, the Company commenced a private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The offering generated proceeds of $250,000 in the first quarter of 1997. Subsequent to March 1997, the Company sold an additional $750,000 bringing the Notes issued to a total of $1,000,000. The Company incurred finder's fees of approximately $75,000 and 60,000 five year warrants with an exercise price of $4.50.

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

Except for the historical information contained herein, the matters discussed are forward-looking statements that are subject to risks and uncertainties, including those factors described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (which has been filed with the Securities and Exchange Commission).

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Items 1 and 3 are not applicable.

Item 2. Changes in Securities

     (a) and (b) are not applicable

(c) During the first quarter of 1997 the Company sold a total of two units (each a "Unit") of the Company's securities. Each Unit was priced at $250,000 and consisted of (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003, convertible into the Company's common stock, $.01 par value per share ("Common Stock"), at a price of $4.50 per share; and (ii) 25,000 common stock purchase warrants, each entitling the holder to purchase one share of Common Stock at a price of $6.00 per share and expiring June 30, 2003. One Unit was sold in January, 1997 to one investor and the other Unit was sold in March, 1997 to another investor. In April, 1997 the Company sold another three Units for the same purchase price per Unit; two of such Units were purchased by a single investor and the other Unit was purchased by another investor. The offering was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). All of the investors were "accredited" (as such term is defined in Rule 501 of Regulation D promulgated under the Act). In connection with the sale of the five Units, the Company paid a finder's fee of : $93,750 in cash; and 75,000 common stock purchase warrants, each entitling the holder to purchase one share of Common Stock at a price of $4.50 per share and expiring in December 2001(the "Finder Fee Warrants"). The Finder Fee Warrants were issued pursuant to the exemption contained in Section 4(2) of the Act. See Footnote 2 to the Financial Statements contained in this Report.

In March 1997 the Company issued a total of 313,606 shares of Common Stock in connection with its acquisition of all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market. The sale was made pursuant to the exemption contained in Section 4(2) of the Act and the shares were issued and delivered to certain creditors and shareholders of Miramar in exchange for Miramar capital stock and debt. See Footnote 3 to the Financial Statements contained in this Report.

The Company issued a total of 1,181 shares of Common Stock to a public relations firm as partial consideration for services rendered during the first quarter of 1997. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

In March 1997 the Company granted a total of 210,000 stock options to Miramar employees and consultants (including the current president). Each option entitles the holder to purchase one share of Common Stock at a price of $4.375. The options have a term of ten years, but, subject to certain exceptions, will not be exercisable for a period of 9.5 years unless Miramar's operations attain certain earnings thresholds. In February 1997 the Company granted 10,000 stock options, having an exercise price of $4.56, to an executive officer of the Company and in March 1997 the Company granted 16,500 stock options, having an exercise price of $4.44 and expiring in March 2002, to another executive officer of the Company. All of the options are subject to the grantee's continuing to be employed by the Company and were issued pursuant to the exemption contained in
Section 4(2) of the Act.

                           UNAPIX ENTERTAINMENT, INC.

Item 4.  Submission of matters to a Vote of Security Holders

     None

Item 5. Other Information

On May 2, 1997, Unapix Entertainment, Inc. (the "Company"), A Pix Entertainment and Miramar Images, Inc., the Company's wholly-owned subsidiary, entered into a credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. The Facility replaces the Company's previous credit facility with Atlantic Bank of New York that permitted borrowings of up to $2,500,000 (the "Atlantic Facility"). For further details, see Footnote 2 to the Company's financial statements contained in this report.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

            Exhibit
            Number       Description

            10.1 Revolving Credit Loan and Security Agreement, dated April 16, 1997, among Unapix Entertainment, Inc., A Pix Entertainment, Inc., and Miramar Images, Inc.

            27           Financial Data Schedule

     b) Reports on Form 8-K

           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Unapix Entertainment, Inc.


 /s/ Daniel T. Murphy               Chief Financial Officer        May 13, 1997
------------------------------
  Daniel T. Murphy