Form 10QSB
period 1997-06-30
UNAPIX ENTERTAINMENT INC
filed 1997-08-14
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                                 Yes |X| No |_|

As of August 11, 1997 there were 5,980,934 shares of the Company's common stock outstanding.

                                                            No Exhibits

                           UNAPIX ENTERTAINMENT, INC.
                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)

                                                                        June 30,
                                                                         1997
                                                                       --------
                                ASSETS

Cash and equivalents                                                   $    190
Accounts receivable- trade, net of allowances of $988                    12,580
Film costs, net                                                          20,963
Product inventory                                                         1,042
Property and equipment, net                                                 579
Other assets                                                              2,935
Excess of cost over net assets acquired                                   2,811
                                                                       --------
  Total Assets                                                         $ 41,100
                                                                       ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                  $  7,149
Deferred income taxes                                                       499
Royalty payable                                                           3,548
Bank line of credit                                                       4,291
Acquisition fund payable                                                  1,068
Variable rate senior subordinated notes                                   2,842
10% convertible subordinated notes                                        6,781
                                                                       --------
  Total Liabilities                                                    $ 26,178
                                                                       --------
Stockholders' Equity:

Common stock $.01 par value per share; 20,000 authorized; 5,974
    shares issued and outstanding                                            60
Cumulative convertible series A 8% preferred stock, $.01 par value per share;  3,000 authorized; 504 issued and
    outstanding (aggregate liquidation preference of $1,516)                  5
Additional paid-in capital                                               16,857
Notes receivable from equity sales                                       (2,007)
Retainded Earnings                                                            7
                                                                       --------
  Total Stockholders' Equity                                           $ 14,922
                                                                       --------
  Total Liabilities and Stockholders' Equity                           $ 41,100
                                                                       ========

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                              For the Three Months Ended June 30

                                                       1997         1996
                                                     -------      -------

Revenues:
         Licensing and distribution                  $ 3,328      $ 2,304
         Home video                                    4,207        3,049
                                                     -------      -------
                                                       7,535        5,353
                                                     -------      -------
Operating costs:
         Licensing and distribution                    2,366        1,610
         Home video                                    2,613        2,121
         General and administrative expenses           1,807        1,583
                                                     -------      -------
                                                       6,726        5,314
                                                     -------      -------

Income from operations                                   749           39

Interest expense and financing expense, net             (297)          (9)
                                                     -------      -------

Income before taxes                                  $   452      $    30
                                                     -------      -------

Provision for income taxes                               197           12
                                                     -------      -------

Net income                                           $   255      $    18
                                                     =======      =======

Net income per common share                          $   .04      $    --
                                                     =======      =======

Average number of common shares outstanding            5,903        5,227
                                                     =======      =======

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                For the Six Months Ended June 30

                                                       1997         1996
                                                     --------     --------

Revenues:
         Licensing and distribution                  $  6,137     $  3,498
         Home video                                     7,835        7,087
                                                     --------     --------
                                                       13,972       10,585
                                                     --------     --------
Operating costs:
         Licensing and distribution                     4,299        2,322
         Home video                                     5,029        4,663
         General and administrative expenses            3,342        3,156
                                                     --------     --------
                                                       12,670       10,141
                                                     --------     --------

Income from operations                                  1,302          444

Interest expense and financing expense, net              (449)         (23)
                                                     --------     --------

Income before taxes                                  $    853     $    421
                                                     --------     --------

Provision for income taxes                                362          174
                                                     --------     --------

Net income                                           $    491     $    247
                                                     ========     ========

Net income per common share                          $    .08     $    .03
                                                     ========     ========

Average number of common shares outstanding             5,696        5,224
                                                     ========     ========

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                               For the Six Months Ended June 30,

                                                       1997       1996
                                                     --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $    491   $   247
     Adjustments to reconcile net income to net
       cash used by operating activities:
         Amortization and depreciation                  6,626     4,102
         Deferred income taxes                            370       164
         Accretion of debentures discount                  34        18
         Loss on disposal of assets                        --         2
         (Increase) decrease in accounts
           receivable, net                             (2,426)      450
         Film cost expenditures                       (10,699)   (8,080)
         Decrease (increase) in product inventory        (353)     (103)
         Increase in other assets                        (730)     (427)
         Increase in accounts payable and
           accrued expenses                             1,081       317
         Increase in royalties payable                    779     1,327
                                                     --------   -------
Total cash flows used by operating activities          (4,827)   (1,983)
                                                     --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                  (163)     (153)
     Acquisition of subsidiary                           (808)       --
                                                     --------   -------
Total cash flows used by investing activities            (971)     (153)
                                                     --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from 10% convertible notes
       private placement                                1,250       563
     Net borrowings under bank line of credit           3,983       100
     Proceeds from employee notes receivable               26        49
     Proceeds from warrant and option exercises           170        --
     Private placement expenditures                       (79)      (50)
     Preferred stock dividends                            (21)      (23)
                                                     --------   -------
Total cash flows from financing activities           $  5,329   $   639
                                                     --------   -------

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)

                                                For the Six Months Ended June 30

                                                       1997        1996
                                                     -------     -------

NET DECREASE IN CASH AND EQUIVALENTS                 $  (469)    $(1,497)

CASH AND EQUIVALENTS AT BEGINNING OF
    PERIOD                                               659       2,028
                                                     -------     -------

CASH AND EQUIVALENTS AT END OF PERIOD                $   190     $   531
                                                     =======     =======
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of accrued liability to
      acquisition fund payable                            71         143
    Preferred stock dividend paid in cash                 21          51
    Stock issued for acquisition                       1,400          --
    Warrants issued                                       81          --
                                                     -------     -------

                                                     $ 1,573     $   194
                                                     =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                           $   324     $   303
                                                     =======     =======

    Cash paid for taxes                              $    25     $    17
                                                     =======     =======

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

In April 1997, the Company completed a $1,000,000 private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

2. Financing (continued)

convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have since been registered under the Securities Act of 1933 (the "Act"). During the first quarter, the Company sold $250,000 of Notes. A total of 100,000 Warrants were issued in conjunction with this offering. The Company incurred a finder's fee of approximately $75,000 in total and 60,000 five year warrants with an exercise price of $4.50.

In the quarter ended March 31, 1997, the Company sold in a private offering $250,000 of the total $6,222,500 of Units sold, each consisting of: (I) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Units and the securities comprising the Units were offered in a private placement. The shares of Common Stock issuable upon exercise and conversion of the Notes and Warrants have since been registered under the Act. A total of 622,250 Warrants were issued in conjunction with this offering. The Company incurred placement and finders' fees of $319,000 and 235,000 five year warrants with an exercise price of $4.50.

3. Acquisitions

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for an aggregate purchase price of approximately 291,000 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for the capital stock and Miramar debt. It is expected that almost all of such shares will be liquidated periodically during the next six month period primarily to enable the shareholders and certain other creditors to repay debt they have incurred to institutional lenders. To the extent the proceeds from the sale of approximately 243,000 of such shares are not at least approximately $1,100,000 in one year following the closing of the acquisition, the Company has agreed to pay in cash the amount of such shortfall. Additionally, Miramar's shareholders received approximately 22,500 shares of Common Stock of the Company having an aggregate fair market value of approximately $100,000 as of the closing date. The acquisition of Miramar is being accounted for as a purchase and the Company recorded $2,811,000 of excess cost over net assets in connection with the acquisition.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

3. Acquisitions (continued)

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

4. Film costs

The Company's film costs include:

                                                            June 30,
                                                              1997
                                                         --------------
                                                         (In thousands)

               Films released                               $ 43,531
               Films completed but not released                1,673
               Films in process                                8,019
                                                            --------
                                                              53,223
               Accumulated amortization                      (32,260)
                                                            --------
                                                            $ 20,963
                                                            ========

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1997


      5. Net income (loss) per common share

      Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

      For the quarters and six months ended June 30, 1997 and 1996, the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be antidilutive.

      The number of shares and net income per share for the three and six months ended June 30, 1996 have been restated to reflect the 5% stock dividend paid in the second quarter of 1996.

      Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------

                                               1997      1996                 1997      1996
                                             -------   -------              -------   -------
Net income as  reported                      $   255   $    18              $   491   $   247
Preferred stock dividends                        (28)      (37)                 (61)      (74)
                                             -------   -------              -------   -------

Total income used for earnings per share     $   227   $   (19)             $   430   $   173
                                             =======   =======              =======   =======
Weighted average number of common and
   common equivalent shares                    5,903     5,227                5,646     5,224
                                             =======   =======              =======   =======

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997 increased by 41% to $7,535,000 from $5,353,000 in the same three month period in 1996. This increase in revenues is partially due as a result of the increase in licensing and distribution revenues by 44% to $3,328,000 as compared to $2,304,000 in 1996. This increase reflects the Company's aggressive growth in high quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1997. Home video revenues also increased by 38% to $4,207,000 from $3,049,000 in 1996. The increase is primarily attributable to the Company's releasing stronger titles into the video rental marketplace. The increase also reflects the beginning of the contribution of its acquisition of Miramar Images, Inc., which occurred late in the first quarter. The Company expects to recognize substantial growth in the Home Video market throughout the remainder of 1997. This growth will be generated by Miramar Images, Inc. phasing out of its start-up period and into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 47% to $2,366,000 from $1,610,000 in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the three months ended June 30, 1997 increased by 23% to $2,613,000 from $2,121,000 as compared to the corresponding period in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $1,807,000 for the three months ended June 30, 1997, as compared to $1,584,000 in the same period in 1996. This increase in costs reflects a full quarter of expense relating to the acquisition of Miramar.

The Company had income from operations of $749,000 for the three months ended June 30, 1997, as compared to $39,000 in the same period in 1996. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense increased to $297,000 in 1997 from $9,000 in 1996. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued after the second quarter of 1996 and in 1997, as well as increased bank borrowings.

The Company had income before taxes of $452,000 for the three months ended June 30, 1997 as compared to income before taxes of $30,000 for the corresponding three month period in 1996. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell through markets and the licensing and distribution markets increase in 1997, the impact on operations should continue to be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996
                 -------------                                -------------

Revenues for the six months ended June 30, 1997 increased by 32% to $13,972,000 from $10,585,000 in the same six month period in 1996. This increase in revenues is primarily due to the increase in licensing and distribution revenues by 75% to $6,136,000 as compared to $3,498,000 in 1996. This increase reflects the Company's aggressive growth in high quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1997. Home video revenues increased by 11% to $7,835,000 from $7,087,000 in 1996. The increase is partially attributable to the Company's releasing stronger titles into the video rental marketplace. The increase also reflects the beginning of the contribution of its acquisition of Miramar Images, Inc., which occurred late in the first quarter. The Company expects to recognize substantial growth in the Home Video market in the second half of 1997. This growth will be generated by Miramar Images, Inc. phasing out of its start-up period and into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 85% to $4,298,000 from $2,322,000 in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the six months ended June 30, 1997 increased by 8% to $5,029,000 from $4,663,000 as compared to the corresponding period in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $3,342,000 for the six months ended June 30, 1997, as compared to $3,158,000 in the same period in 1996. This increase in costs reflects a full quarter of expense relating to the acquisition of Miramar Images, Inc.

The Company had income from operations of $1,302,000 for the six months ended June 30, 1997, as compared to $444,000 in the same period in 1996. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense increased to $449,000 in 1997 from $23,000 in 1996. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued after the second quarter of 1996 and in 1997, as well as increased bank borrowings.

The Company had income before taxes of $853,000 for the six months ended June 30, 1997 as compared to income before taxes of $421,000 for the corresponding six month period in 1996. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell through markets and the licensing and distribution markets increases in 1997, the impact on operations should continue to be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company utilized net cash for operating activities of $4,206,000, primarily as a result of the $10,699,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. Operating cash requirements were primarily met by cash inflows from operations, cash on hand, the proceeds of the private offerings of 10% Convertible Subordinated Notes, described below, and the utilization of the Company's credit facility.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $2,000,000 as of June 30, 1997, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financings described below), operating cash flows, its line of credit and other potential financings.

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

As of June 30, 1997, under the Imperial Facility, the Company had borrowed $4,291,000 and had remaining availability of $2,300,000.

In the first Quarter, the Company sold in a private offering $250,000 of the total $6,222,500 of Units sold, each consisting of: (I) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and (ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003. The Warrants and Notes are redeemable by the Company under certain circumstances. The Company incurred placement and finders' fees of $319,000 and 235,000 five year warrants with an exercise price of $4.50 (for further details concerning this private placement see footnote 2).

In April 1997, the Company completed a $1,000,000 private offering of Units, each consisting of: (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003 convertible into the Company's common stock, par value $.01 per share ("Common Stock") at a price of $4.50 per share (a "Note"); and
(ii) Warrants to purchase 25,000 shares of the Common Stock, at an exercise price of $6.00 per share ("Warrant"), expiring June 30, 2003.

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

During the third quarter of 1997 the Company commenced an offering to a select group of accredited investors, of up to 20 units ("Units") of its securities, each priced at $250,000 and consisting of: (i) a $250,000.00 principal amount 10% Convertible Subordinated Note due June 30, 2004, convertible into Common Stock at a price of $5.00 per share (a "Note"); and (ii) warrants to purchase 25,000 shares of Common Stock at an exercise price of $6.00 per share expiring June 30, 2004 ("Warrants"). The Notes and Warrants and the shares of Common Stock issuable upon the conversion or exercise of the Notes and Warrants are being offered in Private Placement, pursuant to an exemption to the registration requirements of the Securities Act of 1933, as amended. The purchasers of the Units will have certain registration rights with respect to the shares of Common Stock issuable upon the conversion or exercise of the Notes or warrants. There is no assurance that the private placement will be successfully completed.

The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financings to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have debt or equity financings in addition to that described above.

Except for the historical information contained herein, the matters discussed are forward-looking statements that are subject to risks and uncertainties, including those factors described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (which has been filed with the Securities and Exchange Commission).

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Items 1 and 3 are not applicable.

Item 2. Changes in Securities

     (a) and (b) are not applicable

      (c) As previously reported, in April 1997 the Company sold a total of three Units of its securities. Each Unit was priced at $250,000 and consisted of (I) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2003, convertible into the Company's common stock, $.01 par value per share ("Common Stock"), at a price of $4.50 per share; and (ii) 25,000 common stock purchase warrants, each entitling the holder to purchase one share of Common Stock at a price of $6.00 per share and expiring June 30,2003. Two of such Units were purchased by a single investor and the other Unit was purchased by another investor. The offering was made pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Act"). All of the investors were "accredited" (as such term is defined in Rule 501 of Regulation D promulgated under the Act). In connection with the sale of the three Units, the Company paid a finder's fee of: $56,250 in cash; and 45,000 common stock purchase warrants, each entitling the holder to purchase one share of Common Stock at a price of $4.50 per share and expiring December 2001 (the "Finder Fee Warrants"). The Finder Fee Warrants were issued pursuant to the exemption contained in Section 4(2) of the Act. See Footnote [2] to the Financial Statements in this Report.

      A total of 987 shares of Common Stock are issuable to a public relations firm as partial consideration for services rendered during the second quarter of 1997. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

Items 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            The Company filed a Current Report on Form 8-K in connection with its acquisition of all of the capital stock of Miramar Images, Inc. ("Miramar"), which was effectuated on March 17, 1997. The date of the Report was May 30, 1997 and it contained Audited Financial Statements of Miramar for the years 1995 and 1996 as well as unaudited financial statements of Miramar for each of the three month periods ended March 31, 1996 and 1997. Pro Forma Financial Statements reflecting the purchase of Miramar were also filed with the Report.

                           UNAPIX ENTERTAINMENT, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unapix Entertainment, Inc.


 /s/ Daniel T. Murphy             Chief Financial Officer        August 13, 1997
-------------------------
  Daniel T. Murphy