Form 10QSB
period 1997-09-30
UNAPIX ENTERTAINMENT INC
filed 1997-11-14
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                         Commission File Number 1-11976
                                                -------

                           UNAPIX ENTERTAINMENT, INC.
                      ------------------------------------
                     (Exact name of small business issuer as
                              specified in charter)

               Delaware                                   95-4404537
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                  Identification number)

                               200 Madison Avenue
                               New York, NY 10016
                      --------------------------------------
                    (Address of principal executive offices)


                                  212-252-7600
                            -------------------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----


As of November 10, 1997 there were 5,988,809 shares of the Company's common stock outstanding.

                                                                No Exhibits

                           UNAPIX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                                                September 30,
                                                                                      1997
                                                                               ----------------

                                     ASSETS

    Cash and equivalents                                                            $     21
    Accounts receivable- trade, net of allowances of $940                             13,319
    Film costs, net                                                                   22,307
    Product inventory                                                                  1,360
    Property and equipment, net                                                          581
    Other assets                                                                       4,097
    Excess of cost over net assets acquired                                            2,934
                                                                                    --------
      Total Assets                                                                 $  44,619
                                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities :

    Accounts payable and accrued expenses                                           $  8,560
    Deferred income taxes                                                                679
    Royalty payable                                                                    3,409
    Bank line of credit                                                                5,986
    Acquisition fund payable                                                           1,019
    Variable rate senior subordinated notes                                            2,853
    10% convertible subordinated notes                                                 6,793
                                                                                    --------
      Total Liabilities                                                             $ 29,299
                                                                                    --------


    Stockholders' Equity :

    Common stock $.01 par value per share; 20,000
        authorized; 5,981 shares issued and outstanding                                   60
    Cumulative convertible series A 8% preferred stock,
        $.01 par value per share;  3,000 authorized; 505
        issued and outstanding (aggregate liquidation
        preference of $1,547)                                                              5

    Additional paid-in capital                                                        16,989
    Notes receivable from equity sales                                                (2,042)
    Retained earnings                                                                    308
                                                                                    --------
      Total Stockholders' Equity                                                    $ 15,320
                                                                                    --------
      Total Liabilities and Stockholders' Equity                                    $ 44,619
                                                                                    ========




           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                   For the Three Months Ended September 30

                                                                             1997                  1996
                                                                             ----                  ----
Revenues:
        Licensing and distribution                                     $    2,687            $    1,254
        Home video                                                          4,938                 3,390
                                                                       ----------            ----------
                                                                            7,625                 4,644
                                                                       ----------            ----------

Operating costs:

        Licensing and distribution                                          1,772                   740
        Home video                                                          3,370                 2,118
        General and administrative expenses                                 1,754                 1,682
                                                                       ----------            ----------
                                                                            6,896                 4,540
                                                                       ----------            ----------

Income from operations                                                        729                   104

Interest expense and financing expense, net                                  (223)                  (73)
                                                                       -----------           -----------

Income before taxes                                                           506                    31

Provision for income taxes                                                    205                    12
                                                                       ----------            ----------

Net income                                                             $      301            $       19
                                                                       ==========            ==========

Net income per common share                                            $      .05            $     -
                                                                       ==========            ==========

Average number of common shares outstanding                                 5,980                 5,287
                                                                       ==========            ==========



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                    For the Nine Months Ended September 30

                                                                             1997                  1996
                                                                             ----                  ----

Revenues:
        Licensing and distribution                                     $    8,823            $    4,752
        Home video                                                         12,774                10,477
                                                                       ----------            ----------
                                                                           21,597                15,229
                                                                       ----------            ----------

Operating costs:

        Licensing and distribution                                          6,071                 3,062
        Home video                                                          8,400                 6,781
        General and administrative expenses                                 5,123                 4,838
                                                                       ----------            ----------
                                                                           19,594                14,681
                                                                       ----------            ----------

Income from operations                                                      2,003                   548

Interest expense and financing expense, net                                  (644)                  (96)
                                                                       -----------           -----------

Income before taxes                                                         1,359                   452

Provision for income taxes                                                    567                   186
                                                                       ----------            ----------

Net income                                                             $      792            $      266
                                                                       ==========            ==========

Net income per common share                                            $      .12            $      .03
                                                                       ==========            ==========

Average number of common shares outstanding                                 5,744                 5,245
                                                                       ==========            ==========



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                   For the Nine Months Ended September 30,

                                                                            1997                   1996
                                                                            ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $   792                $   266
    Adjustments to reconcile net income to net cash used by
      operating activities:

        Amortization and depreciation                                     10,390                  6,036
        Deferred income taxes                                                549                    177
        Accretion of debentures discount                                      66                     31
        Loss on disposal of assets                                             -                      2
        (Increase) decrease in accounts receivable, net                   (3,165)                   503
        Increase in product inventory                                       (671)                  (404)
        Increase in other assets                                          (1,988)                  (545)
        Increase in accounts payable and
           accrued expenses                                                3,696                  1,011
           Increase in royalties payable                                     641                  1,469
                                                                         -------                -------
Total cash flows provided by operating activities                         10,310                  8,546
                                                                         -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Film cost expenditures                                            (16,270)               (12,552)
    Purchase of property and equipment                                      (204)                  (294)
    Acquisition of subsidiary                                             (1,589)                     -
                                                                         -------                -------
Total cash flows used by investing activities                            (18,063)               (12,846)
                                                                         -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from 10% convertible notes private placement                  1,250                  1,573
    Net borrowings under bank line of credit                               5,677                  1,113
    Proceeds from employee notes receivable                                   30                     55
    Proceeds from warrant and option exercises                               189                      -
       Private placement expenditures                                        (10)                   (52)
    Preferred stock dividends                                                (21)                   (23)
                                                                         -------                -------
Total cash flows from financing activities                               $ 7,115                $ 2,666
                                                                         -------                -------


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)



                                                                    For the Nine Months Ended September 30

                                                                             1997               1996
                                                                             ----               ----
NET DECREASE IN CASH AND EQUIVALENTS                                      $  (638)            $(1,634)

CASH AND EQUIVALENTS AT BEGINNING OF
        PERIOD                                                                659               2,028
                                                                          -------             -------

CASH AND EQUIVALENTS AT END OF PERIOD                                     $    21             $   394
                                                                          =======             =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES:
        Conversion of accrued liability to acquisition fund payable            71                 179
              Preferred stock dividend paid in common stock                    21                  51
        Stock issued for acquisition                                        1,400                   -
        Warrants issued                                                        81                   -
                                                                          -------             -------

                                                                          $ 1,573             $   230
                                                                          =======             =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid for interest                                            $   453             $   312
                                                                          =======             =======

        Cash paid for taxes                                               $    42             $    39
                                                                          =======             =======


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

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

                               September 30, 1997

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

3.  ACQUISITIONS

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for an aggregate purchase price of approximately 291,000 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,300,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for the capital stock and Miramar debt. Additionally, Miramar's shareholders received approximately 22,500 shares of Common Stock of the Company having an aggregate fair market value of approximately $100,000 as of the closing date. The acquisition of Miramar is being accounted for as a purchase and the Company recorded $2,989,000 of excess cost over net assets in connection with the acquisition.

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

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

4. FILM COSTS

The Company's film costs include:

                                                               September 30,
                                                                   1997
                                                               ------------
                                                              (In thousands)

                      Films released                           $  50,207
                      Accumulated amortization                   (37,544)
                                                               ----------
                                                                  12,663

                      Films completed but not released             2,075
                      Films in process                             7,569
                                                               ----------
                                                                $ 22,307
                                                               ----------
                                                               ----------

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

      5. NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share ("EPS") is based upon the weighted average number of common shares and common share equivalents outstanding during each period.

      For the quarters and nine months ended September 30, 1997 and 1996, the weighted average shares consist of common shares outstanding. This amount does not include the assumed conversion of any warrants, options or other convertible securities as the impact of such conversions on the EPS calculation would be antidilutive.

      Earnings per share was determined by dividing net income, as adjusted below, by applicable shares outstanding (in thousands):


                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   -------------------------------

                                                    1997            1996            1997           1996
                                                    ----            ----            ----           ----
Net income as  reported                         $  301         $    19            $ 792           $ 266
Preferred stock dividends                          (30)            (32)             (91)            (97)
                                                   ----           ----             ----            ----

Total income used for earnings per share        $  271          $ (13)           $ 701           $ 169
                                                =======          ======           =====           =====

Weighted average number of common and common
     equivalent shares                           5,980           5,287            5,744           5,245
                                                 =====           =====            =====           =====

                           UNAPIX ENTERTAINMENT, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS
 ENDED SEPTEMBER 30, 1996

Revenues for the three months ended September 30, 1997 increased by 64% to $7,625,000 from $4,644,000 in the same three month period in 1996. This increase in revenues is partially due as a result of the increase in licensing and distribution revenues by 114% to $2,687,000 as compared to $1,254,000 in 1996. This increase reflects the Company's aggressive growth in higher quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1997. Home video revenues also increased by 46% to $4,938,000 from $3,390,000 in 1996. The increase is primarily attributable to the Company's releasing stronger titles into the video rental marketplace. The increase also reflects the contribution of its acquisition of Miramar Images, Inc., which occurred late in the first quarter. The Company expects to recognize substantial growth in the Home Video market through the remainder of 1997. This growth should be generated by Miramar Images, Inc. phasing into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 139% to $1,772,000 from $740,000 in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the three months ended September 30, 1997 increased by 59% to $3,370,000 from $2,118,000 as compared to the corresponding period in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $1,754,000 for the three months ended September 30, 1997, as compared to $1,682,000 in the same period in 1996. This increase in costs reflects expense relating to Miramar.

The Company had income from operations of $729,000 for the three months ended September 30, 1997, as compared to $104,000 in the same period in 1996. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense increased to $223,000 in 1997 from $73,000 in 1996. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued after the second quarter of 1996 and in 1997, as well as increased bank borrowings.

The Company had income before taxes of $506,000 for the three months ended September 30, 1997 as compared to income before taxes of $31,000 for the corresponding three month period in 1996. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell through markets and the licensing and distribution markets increase in 1997, the impact on operations should continue to be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 increased by 42% to $21,597,000 from $15,229,000 in the same nine month period in 1996. This increase in revenues is primarily due to the increase in licensing and distribution revenues by 86% to $8,823,000 as compared to $4,752,000 in 1996. This increase reflects the Company's aggressive growth in higher quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1997. Home video revenues increased by 22% to $12,774,000 from $10,477,000 in 1996. The increase is partially attributable to the Company's releasing stronger titles into the video rental marketplace. The increase also reflects the beginning of the contribution of its acquisition of Miramar Images, Inc., which occurred late in the first quarter. The Company expects to recognize substantial growth in the Home Video market in the remainder of 1997. This growth should be generated by Miramar Images, Inc. phasing into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 98% to $6,071,000 from $3,062,000 in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the nine months ended September 30, 1997 increased by 24% to $8,400,000 from $6,781,000 as compared to the corresponding period in 1996. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $5,123,000 for the nine months ended September 30, 1997, as compared to $4,838,000 in the same period in 1996. This increase in costs reflects six months of expense relating to Miramar.

The Company had income from operations of $2,003,000 for the nine months ended September 30, 1997, as compared to $548,000 in the same period in 1996. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense increased to $644,000 in 1997 from $96,000 in 1996. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued after the second quarter of 1996 and in 1997, as well as increased bank borrowings.

The Company had income before taxes of $1,359,000 for the nine months ended September 30, 1997 as compared to income before taxes of $452,000 for the corresponding nine month period in 1996. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell through markets and the licensing and distribution markets increase in 1997, the impact on operations should continue to be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, operating activities provided cash of $10,310,000. The Company used $18,063,000 in investing activities which consisted primarily of $16,270,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by cash on hand, the proceeds of the private offerings of 10% Convertible Subordinated Notes, described below, and the utilization of the Company's credit facility.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $2,500,000 as of September 30, 1997, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financings described below), operating cash flows, its line of credit and other potential financings.

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

As of September 30, 1997, under the Imperial Facility, the Company had borrowed $5,677,000 and had remaining availability of $1,073,000.

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

During the third quarter of 1997 the Company commenced an offering to a select group of accredited investors, of up to $5,000,000 principal amount of 10% Convertible Subordinated Notes due June 30, 2004, convertible into Common Stock at a price of $5.00 per share (a "Note"). For every $250,000 principal amount of Notes purchased, the investor is also entitled to receive warrants to purchase 25,000 shares of Common Stock at an exercise price of $6.00 per share expiring June 30, 2004 ("Warrants"). The Notes and Warrants, and the shares of Common Stock issuable upon the conversion or exercise of the Notes and Warrants are being offered in a private placement, pursuant to an exemption to the registration requirements of the Securities Act of 1933, as amended. The purchasers of the Notes will have certain registration rights with respect to the shares of Common Stock issuable upon the conversion or exercise of the Notes or Warrants. The Company has received subscriptions for $1,225,000 principal amount of Notes.

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

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

ITEMS 1 AND 3 ARE NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES

        (A) In October 1997 the Company amended its Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares.

        (B)  not applicable.

        (C) A total of 948 shares of Common Stock are issuable to a public relations firm as partial consideration for services rendered during the third quarter of 1997. The shares were issued pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Act").

        An aggregate of 200,000 shares of Common Stock that were issuable to Robert Baruc, an executive officer and director of the Company, with respect to the merger of A Pix Entertainment, Inc. with and into the Company were formally issued in July 1997. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 6, 1997, the Company held its 1997 Annual Meeting of Stockholders at which stockholders elected Lawrence Bishop and Walter M. Craig, Jr. as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2000, or until their successors are duly elected. 4,455,120 shares were voted in favor of the election of such individuals and votes were withheld with respect to 110,910 shares. In addition to the individuals elected as directors at the 1997 Annual Meeting, Messrs. Herbert M. Pearlman, David M. Fox, David S. Lawi, Robert Baruc, Scott Hanock and Martin D. Payson continue to serve as directors of the Company.

        The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares. The holders of record of 4,373,078 shares voted in favor of the amendment, including 3,985,752 shares of Common Stock, 151,665 shares (including 143,331 shares of Common Stock) voted against the amendment and 41,287 shares elected to abstain.

        In addition, the stockholders also approved an amendment to the Company's 1993 Stock Option Plan (the "Plan") at the Annual Meeting. The amendment increases the number of shares authorized for issuance under the Plan from 600,000 shares to 875,000 shares. Holders of 4,299,730 shares voted in favor of the amendment, holders of 223,655 shares voted against the amendment and holders of 42,645 shares voted to abstain with respect to the resolution.

ITEM 5.  OTHER INFORMATION

        NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A)   EXHIBITS
               EXHIBIT NUMBER                    DESCRIPTION
                     3                           Certificate of Amendment of
                                                 Certificate of Incorporation,
                                                 dated October 7, 1997,
                                                 increasing number of
                                                 authorized shares of common
                                                 stock

                     27                          Financial Data Schedule

        (B)  REPORTS ON FORM 8-K

                                                 None

                           UNAPIX ENTERTAINMENT, INC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNAPIX ENTERTAINMENT, INC.

 /s/ Daniel T. Murphy          Chief Financial Officer        November 14, 1997
--------------------------
  Daniel T. Murphy

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION

          3 Certificate of Amendment of Certificate of Incorporation, dated October 7, 1997, increasing number of authorized shares of common stock

        27                          Financial Data