Form 10KSB
period 1997-12-31
UNAPIX ENTERTAINMENT INC
filed 1998-04-15
CIK 902787

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     Form 10-KSB

[XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Fiscal Year Ended December 31, 1997              [Fee Required]
                           -----------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
1934                                    [No Fee Required]

     For the transition period _______________ to _______________.

                             Commission File No. 1-11976

                              UNAPIX ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                              95-4404537
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

200 Madison Avenue, New York, NY                         10016
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 252-7600
                                                     --------------

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

Issuer's revenues for its most recent fiscal year were $32,152,000.

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $22,091,348 (based upon the closing sales price of these shares on the American Stock Exchange on March 2, 1998).

On March 2, 1998, there was a total of 6,046,211 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

1.   Proxy statement for 1998 Annual Meeting incorporated in Part III.

2.   Certain exhibits to Registration Statement, as amended, File No. 33-61798.

3. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1993.

4. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1993.

5. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996.

6. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997.

7. Certain exhibits to Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

8. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1993.

9. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1994.

10. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1995.

11. Certain exhibits to Annual report on Form 10-KSB for the year ended December 31, 1996.

12.  Certain exhibits to Current Report on Form 8-K for Event of June 21, 1995.

                                        PART I

ITEM 1.  BUSINESS

     Unapix Entertainment, Inc. (the "Company") is a world-wide licensor, distributor and producer of programming and feature films, for the television market, including free and pay television, cable and satellite, and the home video market, including video cassette, laser discs and digital video disks ("DVD"). The Company's current "library" of films and programs includes feature films, non-fiction series, children's programming, educational and special interest programming, musical concerts, comedy shows, adventure series and classic films and serials (together with music videos and audio recordings, "Properties").

     Prior to 1993 the Company primarily focused on the international distribution of older Properties. During 1993 the Company expanded its activities to exploit the increasing worldwide demand for television programming and home video products resulting from the fractionalization of the television viewing audience. A shift has occurred from mass audiences dominated by a few, free broadcast networks to niche audiences served by diverse cable, satellite and free television services, home videocassette and other products. Since 1993 the Company has primarily focused on the licensing and distribution of newer Properties that are designed to appeal to a specific segmented audience. In 1997 the Company produced a significant amount of non-fiction television programs in order to further exploit this dynamic, and it expects this trend to continue.

     In March 1997, the Company completed the acquisition of all of the capital stock of Miramar Images, Inc. ("Miramar"), which primarily produces and distributes music videos and audio recordings for the New Adult Contemporary Market, i.e., products that are designed to appeal to individuals over the age of 25.

     Currently, in addition to Miramar, the Company's operations consist principally of the following: the distribution of videocassettes to domestic home video rental stores primarily via sales to wholesalers, which is conducted by A Pix Entertainment ("A Pix"); the distribution of Properties from the Company's library to foreign broadcasters and home video publishers, which is conducted under the name of Unapix International; the licensing of Properties to the North American television market, which is conducted under the name Unapix North America; and the marketing of products that are intended to be purchased by consumers, which is conducted by Unapix/Miramar.

     The Company was incorporated in Delaware on January 7, 1993 and is the successor to Majestic Entertainment, Inc., which was incorporated in California on January 6, 1986 and which was merged into the Company on March 23, 1993.

ACQUISITION OF FEATURE FILMS AND TELEVISION PROGRAMMING

     The Company continuously monitors the industry for available films and television programming and attempts to acquire rights to such Properties which it believes are saleable to various markets. Before acquiring the rights to a specific film or program, the Company analyzes its viability for licensing or distribution in light of its projected costs and revenues and attempts to target the Property's audience appeal. The Company includes in its calculation the degree to which it will be able to exploit the Property through its various distribution channels, including within the North America home video rental and television markets, the international video and television markets and the consumer markets. In determining the desirability of acquiring rights to films or television programs, the Company examines their content, quality, theme, participating talent (e.g., actors and directors), plot, format and other criteria to determine the Properties' suitability for the commercial broadcast, cable, satellite, pay television, and home video markets. In acquiring finished films or programming, management typically views a program or film in its entirety to evaluate its commercial viability.

     In order to obtain licensing or distribution rights with respect to films or television programs, the Company generally enters into a licensing or distribution arrangement with the copyright holder or another distributor (who has a license from the copyright holder). The rights may be limited to specific media (e.g., broadcast television, cable or home video) or to particular geographic areas and, in general are exclusive rights to such media and/or geographic areas. The rights are generally limited to a specified period of time, ranging in most instances from seven to 21 years. In acquiring rights, the Company usually pays a non-refundable advance and/or commits to expend a certain amount of funds on promotion. In most cases, the producer or distributor licensing the Property to the Company is entitled to receive the revenues from the Company's distribution activities, after the Company has been paid a specified distribution fee (which is a percentage of revenues) as well as recouped its advance and specific recoupable marketing and other distribution expenses. In acquiring videocassette distribution rights for the "sell-through" market (and in many cases for the domestic home video rental market)the Company will agree to pay the licensor a royalty equal to a specific percentage of revenues; after the Company has recouped its advance, it will then pay the licensor its royalty and the Company will be entitled to retain all remaining revenues. The Company usually charges interest on its advances, which, similar to the principal of the advances, is payable only out of royalties or participations payable to the licensor.

     While the majority of the films and television programs that the Company acquired for distribution during 1997 were produced by others and had been completed at the time the Company acquired rights therein, the Company has increasingly been acquiring distribution rights in films and television programs by funding all or a portion of their production. In exchange for such funding, the Company may acquire, in addition to its distribution rights, an ownership interest in the Property entitling it to a percentage of profits from any distribution thereof (whether or not effectuated by the Company). Funding productions often enables the Company to acquire distribution rights of longer duration than it might otherwise have been able to obtain. In consideration for its involvement in a production, the Company may also receive a credit as Executive Producer and an Executive Producer's fee. Because production arrangements necessarily entail unfinished programs, the Company is not able to view the program prior to acquiring its rights, and therefore, there is the risk that the finished product may be different from that which was initially envisioned.

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

     After acquiring rights in a feature film or television program prior to production, the Company typically, at a minimum, has approval rights over key product elements and maintains a production supervisory staff to carefully monitor production and maintain quality control. However, to date, the Company has not acted as an independent production Company with respect to feature films. In connection with acquiring rights in non-fiction television programming prior to production, the Company has (with increasing frequency) been acting as an independent production company, retaining the personnel and other elements required for production, and frequently developing concepts for programs as well.

     To date, the Company has sought to limit its risk with respect to the production of both television series and film. In connection with the production of television series or programs, the Company generally limits its initial funding to the creation of print materials or the production of a short demo film. Additional financing of production by the Company is then conditioned upon attaining a significant level of pre-sales of the series or program based upon the demo film or print materials. Pre-sales consist of license fees paid or committed to be paid to the producer by third parties in return for the right to exhibit the program or to distribute it in home videos,
television, international or ancillary markets.   While pre-selling a series
reduces the Company's risk, it does not entirely eliminate the risks to the Company, which include the following: failure to complete the production and deliver the programs in which case the Company will either not be entitled to be paid by the licensee to whom it pre-sold the programs or may have to reimburse amounts already paid; a delay in completing production as to some or all of the episodes comprising a series, which would result in the Company's not being paid according to schedule by the licensee to whom it pre-sold the series and could result in cancellation of the sale; and actual production costs significantly exceeding the original production budget, thereby materially increasing the Company's cash flow requirements and decreasing the ultimate profitability of the series. When a television program has a well-defined television or home video audience and entails relatively limited production costs the Company has funded its entire production without pre-selling the series. During 1997 the Company completed production of approximately 65 hours of non-fiction television programming.

     In connection with the financing of a feature film, the Company generally commits to provide an amount of funding that, when added to other financial commitments the producer already has received, equals the production budget. In most cases, the Company makes only limited commitments to advance funds prior to completion of principal photography, when the bulk of production costs has already been incurred. In addition, in most instances when the Company provides production financing of a feature film the producer obtains a completion bond that guarantees delivery of a finished film. In 1997 the Company co-financed the production of eight films.

     There is no assurance that in the future the Company will not change its conditions for providing production financing for feature films or television programs.

     The Company believes that through production financing it can acquire distribution rights to higher quality films and programs with better production values and more recognizable stars, as well as on more favorable terms, than can be obtained after a Property is completed.

     To enhance the Company's position in a dynamic marketplace, given the financial terms and available rights, the Company seeks to acquire distribution rights in as many media and territories with respect to films and television programs as is practicable. This permits a single Property to be marketed by more than one of the Company's divisions and subsidiaries and has permitted the Company to exploit new technological developments such as DVD.

VIDEOCASSETTE DISTRIBUTION OF FEATURE FILMS TO NORTH AMERICAN HOME VIDEO RENTAL STORES

     The Company, through A Pix Entertainment("A Pix"), is engaged in the promotion and distribution of feature films for the home video rental market in North America, consisting of video rental chains, individual video rental stores, and supermarkets. Videocassettes distributed by the Company for this market typically have a suggested retail price of approximately $95, which generally is too high to result in sales to consumers.

     The Company commenced distributing videocassettes to the home video rental market in 1994, releasing a total of 22 films during that year. During 1995 and 1996 the Company released a total of 23 and 24 films, respectively. The Company released 25 films in 1997 and expects to release a similar number in 1998. Most of the films distributed by the Company in this market to date have been films that were released directly to the video rental market without any prior exhibition in theaters or without a premiere on cable or broadcast television.

     The market for home videos has become increasingly competitive and video rental outlets are becoming more selective in their choice of product. In addition, overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat or has actually declined for the past several years. Furthermore technological developments could make competing delivery systems economically viable and could affect the home video marketplace. This has resulted in a significant decrease in the number of A Pix's competitors.

     The Company has been reacting to this evolving market by seeking to acquire
(i) increasingly higher quality films with more recognizable stars and better production values that generally are targeted to niche audiences and (ii) all North American distribution rights, which enables the Company's other divisions to exploit new evolving technologies as well as presently existing distribution channels such as the following: pay-per-view, which allows cable television and satellite service subscribers to purchase individual programs; pay television, which allows cable television subscribers to view premium channels such as HBO/Cinemax and ShowTime/The Movie Channel; and broadcast and basic cable television delivery systems, which allow viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), newly formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.
Approximately 68% of the Company's films distributed to the domestic home video rental market during 1997 were subsequently licensed for exhibition on pay-per-view and pay and basic cable television by the Company's North American division. Almost all feature films released by A Pix are subsequently distributed to the consumer market by Unapix/Miramar. In addition, certain films that were previously released by A Pix are now being reformatted on DVD for new distribution for purchase by consumers.

     Notable films that have recently been released by A Pix or are scheduled to be released by it within the next 12 months include the following: "Diary of a Serial Killer," starring Gary Busey, Michael Madsen and Arnold Vosloo; "Bram Stoker's The Mummy" starring Lou Gossett, Jr., which is scheduled to premiere on HBO in October 1998; and "Little Punks" starring Cathy Moriarty and Randy Quaid.


INTERNATIONAL OPERATIONS

     The Company, through its division Unapix International, exploits rights to Properties in the international marketplace; marketing Properties to broadcasters and others in more than 100 countries.

     The Company's international library contains documentaries and television series. Its library also contains films in the drama, adventure, comedy, horror, musical, war and western genres as well as music videos from Miramar. Many of the Company's recent acquisitions for international distribution consist of documentaries and light entertainment programs from independent producers; a number of which have aired on PBS, the Disney, Discovery and A&E Channels as well as on The Learning Channel. In addition, during 1997 the Company funded all or a significant portion of the production of approximately 64 hours of non-fiction television programming that it could exploit in the international marketplace.


     During 1994, the Company formed a unit to concentrate on international television distribution of educational programming. Currently, the unit has over 350 hours of telecourse programming in diverse areas, such as science, humanities, business, sociology, child development and art.

     Notable Properties that the Company commenced distributing in the international marketplace in 1997 or the first quarter of 1998 include the following: "Nova's Century of Discovery" (a series consisting of five two-hour programs that explores 100 years of monumental achievements in a variety of scientific fields); "Innovation" (a series consisting of three one-hour specials exploring revolutionary medical technologies); "Banana Zoo" (a series consisting of 26 half-hour programs that is designed to foster a child's love for nature and animals); and "Inside the Actors Studio" (a series consisting of 42 one-hour interviews with actors, directors, composers and playwrights that is exhibited in the United States on Bravo, The Film and Arts Network and which won the 1997 Ace Award for Best Talk Show).

NORTH AMERICAN TELEVISION LICENSING

     The Company, through its division Unapix North America, licenses the Company's feature films and television programs to domestic and Canadian television networks, independent television stations, satellite networks and cable system operators. The Company also acts as a sales agent for other distributors or producers with respect to the licensing of their programs in these markets, for which the Company receives a sales commission.

     Notable Properties that the Company has licensed in the North American television market include the following: "Ushuaia: Adventures of Nicolas Hulot" (a series consisting of 26 one-hour episodes of a television series that had been broadcast in France for many years. The series began broadcast on CNBC in January 1998); "Great Minds of Business," "Great Minds of Medicine," and "Great Minds of Science," (each of which is a series consisting of five half-hour programs. Each episode focuses on a significant innovator within the particular subject matter of the series. The series were broadcast on 67% of the PBS stations nationwide covering 18 of the top 20 domestic markets); and "Superstructures" (a series consisting of five one-hour programs featuring episodes on Nuclear Submarines, Tunnels, Skyscrapers, the Panama Canal and an oil rig off the coast of Nova Scotia. Three episodes aired on The Learning Channel ("TLC") in November 1997 and the last two episodes are slated to be exhibited by TLC in June 1998).




CONSUMER PRODUCTS

     The Company, through its division Unapix/Miramar, conducts "sell-through" operations, marketing products that are intended to be purchased by consumers (such operations were formerly operated through the Company's division known as Unapix Consumer Products). Products marketed by this division primarily consist of feature films, television series and special interest programs on videocassettes. Typical suggested retail prices for videocassettes to be marketed as sell-through range from $9.95 to $19.95. At such prices it is believed that the product becomes attractive for consumer purchase.

     A portion of the Company's sell-through operations is conducted under the name "Inner Dimension." Inner Dimension currently distributes home videos and audio books, which explore the dynamics of the human mind or body or metaphysics, to retailers, mail-order companies, mass merchants and distributors primarily in North America. Many of the Properties marketed by Inner Dimension were the same Properties that the Company marketed prior to 1997 under the name "Mystic Fire." The Company had operated Mystic Fire's catalogue and wholesale business under exclusive license from 1995 through the end of 1996. Programs distributed by Inner Dimension include PBS specials such as the following:
Andrew Weil's "Eight Weeks to Optimum Health" and "Spontaneous Healing;" Caroline Myss' "Three Levels of Power and How to Use them" and "Why People Don't Heal and How They Can;" Deepak Chopra's "The Seven Spiritual Laws of Success" and "The Way of the Wizard;" and Joseph Campbell's "Mythos," hosted by Susan Sarandon, which explores the world's most enduring archetypes.

     In addition to the Inner Dimension operations, the Company also distributes for consumer purchase films and programs licensed and distributed by the Company in other markets as well as Properties acquired by the Company solely for sell-through distribution. The Company currently markets to consumers approximately two titles per month that were previously released to the home video rental market by A Pix; marketing for sell-through typically commences approximately nine months after the initial rental market release. In addition to those Properties distributed by Inner Dimension and also marketed by the Company's other divisions, notable Properties currently being distributed by Unapix/Miramar include the following: "The U.S. News & World Report" (a collection of three television series and two television specials consisting of a total of 34 hours of programming which are marketed by the Company under the label "U.S. News & World Report Video"), "Tread" and "Retread" (a series of two 90 minute episodes of video road trips that follow the manic exploits of world champion mountain biking athletes); and "Smithsonian World" (consisting of thirteen one-hour programs, which explore modern culture).

MARKETING OF FEATURE FILMS AND TELEVISION PROGRAMS

     In acquiring the rights to various film and television Properties, the Company analyzes the viability of the Properties for distribution to the various marketplaces in an effort to target the Properties' audience appeal. After such analysis, the Company markets the Properties to the various media in a selective manner. The Company and its key personnel have established contact with many broadcasters, cable system operators and home video companies worldwide. The Company also presents certain of its films and television programs to foreign and domestic broadcasters, cable system operators and home video companies who are in attendance at the various international and domestic television programming conventions such as NATPE, MIP, MIP Asia, MIPCOM, DISCOP East Europe, the London Screenings, and the Los Angeles Screenings. In addition, with respect to certain of its non-fiction programming, i.e. to date its "Great Minds" series, the Company has entered into arrangements with publications to both promote the series and give the series greater prominence, such as Forbes for "Great Minds of Business," Health magazine for "Great Minds of Medicine," and Discover magazine for "Great Minds of Science."

     In connection with its distribution of films and television programming to the international marketplace and its licensing of such Properties to the North American television market, the Company licenses Properties for exhibition primarily via pay, basic cable, pay-per-view and broadcast television, and, in the case of international distribution, also via home video publishers. The Company enters into license agreements with ultimate exhibitors, i.e., television networks, television stations and cable and satellite systems operators, as well as sub-distributors. The Company does not, with some minor exceptions, directly distribute videocassettes internationally, rather, its licenses videocassette distribution rights to sub-distributors. During 1997 the Company also licensed 67 feature films and eight television programs or series (as well as nine music videos) for distribution on DVD.

     The Company's license agreement with a customer typically grants the customer an exclusive license to either exhibit or distribute a specific film or television program for a specified term, territory and medium, and in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the Property for a specified number of times. Upon the execution of the license agreement, the Company typically delivers a copy of the master of the film or television program in a format appropriate to the customer's needs. In consideration for the granting of the license to a specific film or television program, the Company receives a licensing fee, which, in the case of a license granted to a distributor or a pay-per-view television exhibitor, is a percentage of revenues from the licensee's distribution or exhibition of the Property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to the Company. In the case of a license granted directly by the Company to a broadcast network or pay or basic cable television operator, the Company usually receives a set license fee that is not dependent upon the amount of revenue achieved by the channel, network or operator from the exhibition of the licensed Property.

     In certain instances the Company has derived revenue streams from the non-fiction programs that it has developed and produced from other than licensing the Property for television exhibition or from videocassette, laser disc or DVD distribution. During 1997 the Company sold a sponsorship of its "Great Minds of Business" series to Travelers Insurance and a sponsorship of its "Great Minds of Medicine" to Schering/Plough. The Company also licensed the book rights to "Great Minds of Business" to John Wiley & Sons Publishing. The Company will seek sponsors for certain of the future Properties that it develops as well as seek to exploit certain of these programs in a number of different distribution platforms as was the case with "Great Minds of Business."

     The Company distributes videocassettes of feature films to the domestic home video rental market primarily by selling them to ten wholesale distributors, who then sell the videocassettes to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. The Company also sells videocassettes directly to Blockbuster Entertainment. During 1997, an aggregate of approximately 22% of the Company's total revenues on a consolidated basis arose from sales to two (2) videocassette distributors, Ingram Entertainment, Inc. and Baker & Taylor, and one rental chain, Blockbuster Entertainment. The Company distributes videocassettes to the Canadian home video rental market by sub-licensing the Canadian home video rights to a Canadian distributor, who then distributes the Properties to Canadian rental outlets. In addition, the Company sub-licenses laser disc and DVD rights to other domestic and Canadian distributors, who directly or indirectly, sell the laser discs and DVDs to retail outlets.

     The Company selects an average of approximately two feature films for release each month to the North American home video rental market.
Approximately sixteen weeks prior to a video's retail release, the Company embarks on a marketing campaign that includes advertising in distributor mailers and trade publications and direct mailing of marketing literature and screening copies of the video. The Company sells video cassettes to the North American home video rental market primarily on a "pre-order" basis. Distributors who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances.

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

     Most of the feature films the Company distributes to the domestic home video rental marketplace are released directly to that market. Since 1995 the Company has not engaged in theatrical distribution, albeit it has distributed films that were released by others theatrically. Films that are first released theatrically are generally released to the home video rental market four to six months after the theatrical release. Films that are first exhibited on cable television are generally released to the home video rental market two to three months after the television premiere. It is expected that in the future a greater percentage of the films the Company releases for the home video rental market will first be released theatrically or premiere on cable television. Currently, two of the films that A Pix expects to release to the home video rental market within the next 12 months, "Bram Stoker's The Mummy" and "Devil in the Flesh," have been licensed by the Company's North American division to premiere on HBO during 1998. The Company believes that a theatrical release or pay cable premiere of a film should complement its home video release by generating greater interest and awareness of the film before it is marketed for home videos.

     The Company markets films and television programs that are intended to be purchased by consumers by the following means: (i) selling to distributors and "rack-jobbers" who then sell the products to large retail outlets (such as "Best Buy," "Music Land" and "Tower Records"), convenience stores (such as "Seven Eleven") or mass merchants (such as "Sears"), or otherwise market the products via shelf space they occupy at these locations, for resale to the ultimate consumer, (ii) direct response advertisements appearing on the Company's videocassettes and at the end of broadcasts of some of the Company's programs, and (iii) sales to specialty retail outlets (such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Nature Company, The Sharper Image and General Nutrition Centers). In addition, the Company markets Properties directly to consumers through their inclusion in catalogues operated by the Company and others.

MUSIC VIDEOS AND AUDIO TAPES AND COMPACT DISCS - MIRAMAR IMAGES, INC.

     On March 17, 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar") for an aggregate purchase price of approximately 313,500 shares of the Company's common stock. The Company's shares had an aggregate fair market value of approximately $1,400,000 as of the closing date and were issued and delivered to certain creditors and shareholders of Miramar in exchange for Miramar capital stock and Miramar debt owed to them. Additionally the Company incurred cash costs of $736,000 and assumed liabilities of $964,000 in connection with the Acquisition.

     Miramar primarily produces and distributes music videos and audio recordings for the New Adult Contemporary market, i.e., products that are designed to appeal to individuals over the age of 25. Miramar's videos are primarily long form music videos that match visual images with music rather than attempting to tell a story. Miramar commenced operations in 1985 and was known primarily as a "New Age" label. Early Miramar productions included "Natural States," "Desert Vision," and "Canyon Dreams." During the 1990's Miramar progressed from merely being a "New Age" label and began producing videos that utilize a computer animated medium rather than traditional cinematography, such as "The Mind's Eye," "Beyond the Mind's Eye" and "The Gate to the Mind's Eye." During 1997 Miramar continued this trend by releasing "TeleVoid," which was first released on DVD and is now being marketed on videocassette. Miramar markets the soundtracks to a number of its videos separately as audio products. In addition, Miramar's record division produces and markets audio albums independent of videos. Artists who have recorded on the Miramar label include the following: Tangerine Dream; Pete Bardens; Jan Hammer; Thomas Dolby; and Abraxas Pool. Audio only albums that have been released by Miramar include:
"Drive"; "220 Volt Live"; and "Tyranny of Beauty." While most of Miramar's products are marketed to adults, Miramar has a children's line of videos, examples of which are "Gift of the Whales," "Imaginaria," and "Elroy's Toy." Currently Miramar has distribution rights with respect to 36 video titles and 93 audio titles.

     A significant portion of Miramar's videos are conceived of entirely by Miramar in-house personnel. After a concept has been agreed upon, Miramar will license existing film footage from film libraries or retain cinematographers, usually on a "work for hire" basis, to create the visual images for the video. Licenses for film footage typically will require a small royalty advance as well as payment of a small royalty in exchange for the right to use the film footage. Computer animation and nature/soundscape long-form music videos have been created in this manner. Miramar also obtains manufacturing and distribution rights for a significant portion of its videos through licenses from independent production companies. These licensed productions include children's educational, children's animation and nature/soundscape titles which, in the opinion of Miramar's management, have the look and feel of Miramar's own productions. The remainder of Miramar's videos consist of both videos which are compilations of existing

Miramar video product and independently produced videos with respect to which Miramar has purchased all copyrights.

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

     Miramar distributes its products to both the "traditional retail marketplace," such as retail record and video stores and chain bookstores, as well as specialty retail outlets (alternative markets), such as governmental agencies, gift stores, libraries, museums, Radio Shack and The Sharper Image.
In January, 1998 Miramar entered into a distribution agreement with Distribution North America ("DNA"), a division of Valley Media, Inc., for distributing its videocassettes and audio compact discs and tapes in the "traditional retail marketplace" in United States, which is the principal territory in which Miramar's products are sold. The distribution agreement with DNA expires in January 2001. Miramar maintains an in-house sales department that promotes and markets its products particularly targeting the alternative market; it also utilizes radio air play, television exposure, retail promotion, and publicity and advertising to create demand within both the traditional and alternative markets. Miramar from time to time has licensed its videos for exhibition on PBS and the Disney Channel. It also markets its products through direct response television advertisements and direct mail, including through catalogues operated by the Company and others.

FOREIGN SALES

     Revenues derived by the Company from foreign markets were $6,358,000 and $4,805,000, in the years ended December 31, 1997 and 1996, respectively. The Company is subject to various risks inherent in foreign trade which could have a significant impact on the Company's ability to market its Properties competitively. These risks include economic or political instability and artificial ceilings placed on the demand for the Company's Properties in foreign markets by foreign government's implementation of local content and quota requirements prohibiting or limiting the quantity of foreign-made feature films and television programs which may be exhibited or broadcast in one or more foreign countries.

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

EMPLOYEES

     Currently the Company and its subsidiaries, including Miramar, have 80 employees, five of which are part-time.

COMPETITION

     Success in the distribution of films, television programming and audio compact discs and tapes is largely dependent upon a company's ability to acquire distribution rights to products at attractive prices and upon the subsequent performance of these products in the marketplace. The Company faces significant competition both in obtaining distribution rights and in selling products.

     Competition for distribution rights to films, television programs and recordings is based primarily on the amount of royalty advances that companies are willing to offer to producers and recording artists and the producers' and artists' perception of the Company's marketing capabilities and its commitment to marketing the property. The Company's principal competitors for acquisitions of films and television programs are companies such as New Line Cinema, Live Entertainment, Trimark Entertainment, Columbia Tristar Home Video, BMG Entertainment, All American Television and Tapestry International. The Company's principal competitors for recordings are Windham Hill, Private Music, and Narada Media; however, to the Company's knowledge, Private Music and Narada Media do not produce or distribute long form music videos to any significant extent. Many of the Company's competitors have significantly greater financial resources and longer operating histories than the Company. In general, the Company acquires films, television programming, videos and recordings that are designed to appeal to a specific and limited audience, and which can be promoted with a limited advertising budget. Many of the films and television programs the Company acquires may appeal to such a targeted audience that competitors who are financially stronger than the Company may not actively pursue them, and the competitors that do seek to acquire distribution rights in them may be financially weaker than the Company, do not have as good a marketing reputation, or are unable to exploit the films or programs in as many markets as the Company (i.e. domestic television, domestic home video rental, consumer or international markets). Most of the recordings that Miramar seeks to acquire are not pursued by major record labels because of their limited appeal. The Company believes that Miramar can compete against other smaller record labels for acquisitions of recordings because of Miramar's reputation in the industry and the fact that it produces videos that it believes attract artists to its label as such videos provide another outlet for their music.

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

SERVICEMARKS AND TRADEMARKS

     The Company has registered the service mark "UNAPIX" and the trademark "MIRAMAR PRODUCTIONS" with the United States Patent and Trademark Office. The Company has applied for federal registration of the following trademarks or service marks: "A-PIX," "INNER DIMENSION," "UNAPIX FILMS," "UNAPIX CONSUMER

PRODUCTS," "THE HORROR SHOP," "GREAT MINDS OF            ," "Miramar" and
related logo treatments and designs.

FACTORS WHICH MAY AFFECT RESULTS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "EXPECT," "ESTIMATE," "ANTICIPATE," "MAY," "BELIEVE," OR "CONTINUE" OR THE NEGATIVE THEREOF AND SIMILAR EXPRESSIONS AND VARIATIONS THEREOF. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THAT THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. CERTAIN OF THOSE RISKS AND UNCERTAINTIES ARE SET FORTH BELOW. HOWEVER, THE RISKS HIGHLIGHTED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY THE COMPANY'S MANAGEMENT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

NATURE OF THE ENTERTAINMENT INDUSTRY - The film, television programming and audio compact disc and tape distribution business involves a substantial degree of risk. The success of a product depends upon unpredictable and changing factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the distributor and availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. In addition, as a result of the Company increasing its resources to film and television product earlier in its production and acquisition stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Therefore, there is a substantial risk that some or all of the Company's products may not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

CAPITAL INTENSIVE INDUSTRY; ADDITIONAL FINANCING REQUIREMENTS - The film, television programming and audio compact disc and tape distribution and licensing industry is capital intensive and requires significant expenditures of funds to establish a library of Properties from which revenues may be generated. The Company could be dependent upon future financing in order to compete more effectively in the marketplace. The Company's cash requirements have been and will continue to be significant. If additional funding is unavailable to the Company when needed, the Company could be required to curtail significantly one or more aspects of its operations and the Company's business and financial condition could be materially adversely affected.

DEPENDENCE UPON KEY PERSONNEL - The Company is highly dependent on the services of Herbert M. Pearlman, its Chairman of the Board, David M. Fox, its President, David S. Lawi, its Treasurer and Chairman of the Executive Committee, Scott Hanock, its Senior Vice President and Managing Director of International Sales and Marketing, and Robert Baruc, its Executive Vice President (and President of A Pix Entertainment). The loss of the services of one or more of Messrs. Pearlman, Fox, Lawi, Hanock, or Baruc would have a material adverse effect upon the Company's business. Presently, the Company has key man life insurance only on the lives of Messrs. Fox and Baruc, in the amounts of $1,000,000 and $750,000, respectively.

COMPETITION - The Company currently competes with other home video and television licensing and distribution companies as well as other recording companies, including many of which have longer-standing relationships in the industry, significantly greater financial resources and more extensive libraries than the Company. There can be no assurance that the Company will be able to compete successfully against these other companies.

SHIFT IN STRATEGY - Although members of management of the Company have prior experience in film and television program productions, the Company itself has a limited track record in such activities. This shift in strategy toward an increased emphasis on motion picture production may increase the rewards available to the Company, but may increase the risks as well.





ITEM 2.  PROPERTIES

     The Company's principal executive offices, consisting of approximately 11,254 square feet, are located at 200 Madison Avenue, 24th Floor, New York, New York 10016. The Company occupies these offices pursuant to an eleven-year lease that commenced in May 1996 and provides for annual rent of $281,350 during the first three years, annual rent of $298,231 during the next three and one-half years, and annual rent of $320,739 during the remainder of the lease term.

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

     Miramar's offices, consisting of approximately 7,000 square feet of office space, are located at 200 Second Avenue West, Seattle, Washington 98119. Miramar occupies these offices pursuant to a lease expiring in January 1999, which provides for a current base annual rent of $99,000.

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

     The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 shares to 40,000,000 shares. The holders of record of 4,373,078 shares voted in favor of the amendment, including 3,985,752 shares of Common Stock, 151,665 shares (including 43,331 shares of Common Stock) voted against the amendment and 41,287 shares elected to abstain.

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


     The following table sets forth the range of high and low sales prices of the Company's securities as reported by the AMEX.

                                                     American
                                                  Stock Exchange
                                                  --------------

                                                  Low       High
                                                  ---       ----
1996
----

First Quarter       Common Stock                  4  3/8    5  1/2
                    Class B Warrants                 7/8    1  3/8

                                          15

Second Quarter      Common Stock                  3  5/8    4 11/16
                    Class B Warrants                 1/2    1  3/16

Third Quarter       Common Stock                  3  1/2    4  7/8
                    Class B Warrants                 9/16      7/8

Fourth Quarter      Common Stock                  3  1/4    4  7/16
                    Class B Warrants                 7/16      3/4


1997
----

First Quarter       Common Stock                  3 13/16   4  3/4
                    Class B Warrants                 9/16      7/8

Second Quarter      Common Stock                  3  9/16   4 11/16
                    Class B Warrants                 9/16   1

Third Quarter       Common Stock                  4  1/8    4 15/16
                    Class B Warrants                 5/8    1

Fourth Quarter      Common Stock                  3 13/16   5  3/8
                    Class B Warrants                 9/16   1  5/16

___________________________






(b)  HOLDERS

     As of March 3, 1998, there were, to the best of the Company's knowledge, approximately 201 and 29 holders of record (not beneficial holders) of the Company's Common Stock and Class B Warrants, respectively.

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

(d)  RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is a description of all sales of unregistered securities during the fourth quarter of 1997 (sales of unregistered securities during the first three quarters of 1997 were previously reported on the Company's Quarterly Reports on Form 10-QSB).

     In October through December of 1997 the Company sold a total of 5.2 Units of its securities. Each Unit was priced at $250,000 and consisted of (i) a $250,000 principal amount 10% Convertible Subordinated Note due June 30, 2004, convertible into the Company's common stock, $.01 par value per share ("Common Stock"), at an conversion price of $5.00 per share; and (ii) 25,000 common stock purchase warrants, each entitling the holder to purchase one share of common stock at price of $6.00 per share and expiring June 30, 2004. The offering was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). All of the investors were "accredited" (as such term is defined in Rule 501 of Regulation D promulgated under the Act). In connection with the sale of the Units, the Company incurred a placement agent fee of: $65,000 in cash; and 26,000 common stock purchase warrants, each entitling the holder to purchase one share of Common Stock at a price of $5.00 per share and expiring December 31, 2002 (the "Placement Fee Warrants"). The Placement Fee Warrants were issued pursuant to the exemption contained in
Section 4(2) of the Act.

     A total of 1,125 shares of Common Stock are issuable to a public relations firm as partial consideration for services rendered during the fourth quarter of 1997. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

     Also see "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for a description of a private placement of $5,250,000 of convertible notes that closed in February 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Revenues for the year ended December 31, 1997 increased by 43%, to $32,152,000 from $22,413,000 in 1996. This increase in revenues is primarily a result of the increase in licensing and distribution revenues by 90%, to $12,671,000 as compared to $6,673,000 in 1996 due to the release of productions to the markets, the continued growth of the library through acquisitions and aggressive marketing in the domestic and foreign marketplaces. It is expected
that improvement in licensing revenues will be realized in 1998.   In addition,
home video revenues increased by 24%, to $19,481,000 from $15,740,320 in 1996. This increase was largely due to a significant increase in sales volume by the video sell-through operations which began in 1996, and to a lesser extent to the distribution of higher quality films to the rental marketplace. Sell-through revenues are expected to increase significantly in the second half of 1998, due to the continued growth in the Company's library of programming. The Company released 25 films to the rental marketplace in 1997. It is expected that the Company will release a similar number of films in 1998, however, these releases will be of higher quality films which should increase revenue.

     Licensing and distribution costs for the year ended December 31, 1997 increased by 90%, to $8,947,000 as compared to $4,704,000 in 1996. This increase reflects increased royalty and amortization expense associated with the higher levels of revenues described above. The increase in home video operating costs of 21% to $12,574,000 from $10,373,000, represents the amortization of film costs and royalty expense related to the increase in home video revenues, described above.

     General and administrative costs increased by 18%, to $7,364,000 for the year ended December 31, 1997, as compared to $6,224,000 in the same period in 1996. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

     Interest and debt expense increased to $1,433,000 in 1997 from $541,000 in 1996. The increase reflects the interest and related expenses on the increase in the 10% Convertible Notes issued in 1997 and the second half of 1996, as well as increased borrowings under the bank line of credit.

     The Company had income before taxes of $2,293,000 for the year ended
December 31, 1997 compared to $989,000 for the year ended 1996.   The
increase is due to the increase in sales volume described above, partially offset by increases in general and administrative expenses and interest costs. Management anticipates that as the number of higher quality and higher margin releases to the video and the licensing and distribution markets increase in 1998, the impact on operating results should continue to be favorable.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, the Company had operating cash inflows of $10,791,000, as compared to $10,395,000 for the prior year. Investing activity cash requirements of $20,570,000 in 1997, largely consisting of film cost expenditures and expenditures relating to the acquisition of Miramar Images, were primarily met by cash inflows from operations, the proceeds of the private offerings of 10% convertible subordinated notes, described below, increased utilization of the Company's credit facility, and cash on hand.

     In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $3,000,000 as of December 31, 1997, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional costs relating to its continued expansion. The Company has met its funding needs through utilizing cash on-hand, operating cash flows, its line of credit and other financings, including the financings described below.

     In the first half of 1997, the Company completed $1,250,000 of private offerings of units, each consisting of: a $250,000 principal amount 10% convertible subordinated note due June 30, 2003 convertible into the Company's common stock at a price of $4.50 per share and warrants to purchase 25,000 shares of the common stock, at an exercise price of $6.00 per share
expiring June 30, 2003.   (for further details concerning these private
placement see footnote 4).

     On May 2, 1997, the Company entered into a credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. The Facility was amended on March 25, 1998 to provide for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (9.75% at December 31, 1997). The Company paid facility fees of $112,500 and is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. The term of the facility expires on September 30, 1998. The Company expects to renew or replace the facility prior to its scheduled maturity. Oustanding amounts under the facility are secured by a security interest in substantially all of the Company's assets. The facility contains restrictive covenants, including a prohibition on the payment of cash dividends on the Company's Common Stock and replaces the Company's previous credit facility of $2,500,000 with Atlantic Bank of New York (see footnote 4).

    In the first quarter of 1998, the Company completed a private placement of $1,300,000 principal amount of 10% convertible notes due June 30, 2004 ($1,275,000 was received in 1997 and $25,000 was received in 1998). The notes are convertible into common stock at $5.00 per share. For every $1,000 principal amount of notes purchased, the holders also received warrants to purchase 100 shares of common stock at $6.00 per share expiring June 30, 2004.

    In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50, respectively. For every $1,000 principal amount converted, the holder will recieve warrants to purchase 125 shares of common stock (an aggregate of 656,250) at $6.00 per share expiring June 30, 2003. If a holder converts the note prior to September 1, 1999, (the first date that the notes can be redeemed at the Company's option), the holder will receive an amount equal to 75% of the interest which would have accrued from date of conversion through September 1, 1999. The Company also issued warrants expiring June 30, 2003 to purchase 42,500 shares of common stock at $6.00 per share as a placement fee. Notes in the principal amount of $900,000 were issued to certain investors in the film acquisition fund in exchange for their interests therein (Note 4).

    Short term loans aggregating $1,000,000 were obtained in December 1997 and in 1998 from Mezzanine Financial Corp., the Chairman ($150,000) and the Secretary ($100,000) in order to enable the Company to fund program acquisitions in accordance with its expansion plans pending the completion of the private offering of 10% convertible notes. The Chairman and Secretary are also officers and directors of Mezzanine Financial Corp. Upon completion of the offering, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of 10% convertible subordinated notes. (See footnote 13)

     The Company will need additional funding sources to meet its cash requirements for the upcoming year as well as for future acquisitions. The feature film, television and audio compact disc and tape licensing and distribution industries require significant expenditures of funds to establish and expand a library of films, programs and audio products from which revenues may be generated. The Company could be dependent upon future financing to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure increasing working capital lines of credit as well as explore other film acquisition financing arrangements. It is also possible that the Company may have additional debt or equity financings.


ITEM 7.  FINANCIAL STATEMENTS.

See financial statements set forth in Item 13 of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.









                                       PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by Item 9 is incorporated herein by reference to the information set forth under the sections entitled "ELECTION OF DIRECTORS and "EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for 1998 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 (the "Proxy Statement").

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

                                                       Page
                                                       ----
     Independent Auditor's Report...............       F-1
     Consolidated Balance Sheet as of
        December 31, 1997.......................       F-2
     Consolidated Statements of Operations
        for the years ended December 31, 1997
        and 1996................................       F-3
     Consolidated Statements of Changes in
        Stockholders' Equity for the years
        ended December 31, 1997 and 1996........       F-4
     Consolidated Statements of Cash Flows
        for the years ended December 31, 1997
        and 1996................................       F-5
     Notes to Consolidated Financial Statements.       F-7


                  [LETTERHEAD OF RICHARD A. EISNER & COMPANY]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Unapix Entertainment, Inc.


We have audited the accompanying consolidated balance sheet of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP



New York, New York
March 27, 1998

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                      (In thousands, except share amounts)


                                                                                  December 31,
                                                                                      1997
                                                                                  ------------


                                    ASSETS (Note 4)

     Cash and cash equivalents                                                      $      425
     Accounts receivable- trade, net of allowances of $1,610                            14,355
     Film costs, released films, net of amortization
         of $41,630                                                                     17,535
     Film costs, unreleased films and films in process                                   6,277
     Product inventory                                                                   1,653
     Property and equipment, net                                                           685
     Other assets                                                                        3,139
     Excess of cost over fair value of  net assets acquired                              3,002
                                                                                    ----------
         Total Assets                                                               $   47,071
                                                                                    ----------
                                                                                    ----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities :

     Accounts payable and accrued expenses                                          $    7,306
     Deferred income taxes                                                                 997
     Royalty payable                                                                     3,745
     Bank line of credit                                                                 6,793
     Advances from affiliates                                                              300
     Acquisition fund payable                                                            1,035
     Variable rate senior subordinated notes                                             2,864
     10% convertible subordinated notes                                                  8,001
                                                                                      --------
         Total Liabilities                                                          $   31,041
                                                                                    ----------

     Stockholders' Equity :

     Common stock $.01 par value per share; 40,000,000
         shares authorized; 6,002,000 shares issued and
         outstanding                                                                        60

     Cumulative convertible series A 8% preferred stock,
         $.01 par value per share; 3,000,000 shares
         authorized; 505,000 shares issued and outstanding
         (aggregate liquidation preference of $1,515)                                        5

     Additional paid-in capital                                                         17,179
     Notes receivable from equity sales                                                 (2,017)
     Retained earnings                                                                     803
                                                                                    ----------
         Total Stockholders' Equity                                                 $   16,030
                                                                                    ----------
         Total Liabilities and Stockholders' Equity                                 $   47,071
                                                                                    ----------
                                                                                    ----------

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                           For the Years Ended December 31,

                                                               1997                       1996
                                                               ----                       ----
Revenues:

         Licensing and distribution                    $     12,671               $      6,673
         Home video                                          19,481                     15,740
                                                       ------------               ------------
                                                             32,152                     22,413
                                                       ------------               ------------

Operating costs:

         Licensing and distribution                           8,947                      4,704
         Home video                                          12,571                     10,373
         General and administrative expenses                  7,364                      6,224
                                                       ------------               ------------
                                                             28,882                     21,301
                                                       ------------               ------------

Income from operations before other income (expenses)         3,270                      1,112
                                                       ------------               ------------

Other income (expenses):

         Interest and debt expense                           (1,433)                      (541)
         Interest income                                        456                        418
                                                       ------------               ------------
                                                               (977)                      (123)
                                                       ------------               ------------

Income before provision for income taxes               $      2,293               $        989

Provision for income taxes                                      946                        400
                                                       ------------               ------------

Net income                                             $      1,347               $        589
                                                       ------------               ------------
                                                       ------------               ------------

Net income per basic common share                      $        .21               $        .09
                                                       ------------               ------------
                                                       ------------               ------------

Net income per diluted common share                    $        .19               $        .08
                                                       ------------               ------------
                                                       ------------               ------------

Weighted average number of basic common shares
    outstanding                                               5,796                      5,268
                                                       ------------               ------------
                                                       ------------               ------------

Weighted average number of diluted common shares
    outstanding                                               6,465                      5,838
                                                       ------------               ------------
                                                       ------------               ------------




           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                 Convertible Preferred
                                Common Stock             Stock
                                ------------     ---------------------
                                                                                           Notes          Retained
                                         Par                    Par       Additional     Receivable       Earnings
                                       Value                  Value        Paid-in        on Stock      (Accumulated)
                              Shares    ($.01)    Shares      ($.01)        Capital        Sales          (Deficit)        Total
                              ------    ------    ------      ------        -------        -----          ---------        -----
Balance at

     January 1, 1996           4,931       $49       654        $  7        $14,723       ($2,091)       ($1,073)          $ 11,615

5% stock dividend                 249        3                                  (3)                             -                 -

Notes receivable on common
     stock sales and
     exercise of warrants                                                                       58              -                58

Warrant, option and
     private placement
     expenditures                                                              (86)                             -               (86)

Issuance of common stock            3        -                                  12                              -                12

Preferred stock dividend           23        -                                (138)                                            (138)

Common stock issued in
     lieu of cash dividend                                                      86                                               86
Issuance of warrants                                                           679                              -               679

Preferred stock conversion        119        1       (116)       (2)             -                              -                (1)

Net income for the year
     ended December 31, 1996                                                                                   589               589
                             -------   -------   --------   --------     ----------     ----------      ---------       -----------

Balance at

     December 31, 1996         5,325        53        538          5        15,273         (2,033)            (484)           12,814

Notes receivable on common
     stock sales and
     exercise of warrants                                                                      16                                16

Acquisition of subsidiary        314         3                               1,397                                            1,400

Exercise of options and
     warrants                    109         2                                 271                                              273

Warrant, option and
     private placement
     expenditures                                                              (14)                                             (14)

Issuance of common stock         202         2                                   7                                                9

Preferred stock dividend          19                                           (61)                          (60)              (121)

Common stock issued in
     lieu of cash dividend                                                      82                                               82
Issuance of warrants                                                           224                                              224

Preferred stock conversion        33                 (33)

Net income for the year
     ended December 31,                                                                                   1,347               1,347
     1997                    -------   -------   --------   --------     ----------     ----------      ---------       -----------

Balance at
      December 31, 1997        6,002       $60       505          $5       $17,179      ($2,017)            $803           $16,030
                             -------   -------   --------   --------     ----------     ----------      ---------       ----------
-----------                  -------   -------   --------   --------     ----------     ----------      ---------       ----------

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         For the Years Ended December 31,


                                                                                             1997                       1996
                                                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                         $   1,347                  $     589
     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization and depreciation                                                     15,200                     10,033
         Deferred income taxes                                                                867                        360
         Accretion of debentures discount                                                      90                         49
         Film rights received                                                                (900)
         Loss on disposal of assets                                                             -                          2
         Increase in accounts receivable, net                                              (3,802)                    (1,765)
         Increase in product inventory                                                       (605)                      (341)
         Increase in other assets                                                            (800)                    (1,326)
         Increase (decrease) in accounts payable and
              accrued expenses                                                             (1,582)                     1,300
         Increase in royalties payable                                                        976                      1,494
                                                                                        ---------                  ---------
Total cash flows provided by operating activities                                          10,791                     10,395
                                                                                        ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES -

     Film cost expenditures                                                               (19,600)                   (17,635)
     Acquisition of subsidiary                                                               (736)                         -
     Purchase of property and equipment                                                      (234)                      (304)
                                                                                        ---------                  ---------
Total cash flows used by investing activities                                             (20,570)                   (17,939)
                                                                                        ---------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from 10% convertible notes private placement                                  2,525                      5,948
     Net borrowings under bank line of credit                                               6,484                        309
     Proceeds from employee notes receivable                                                   55                         56
     Proceeds from warrant and option exercises                                               234                          -
     Private placement expenditures                                                           (14)                       (86)
     Proceeds from advances from affiliates                                                   300                          -
     Preferred stock dividend                                                                 (39)                       (52)
                                                                                        ---------                  ---------
Total cash flows from financing activities                                               $  9,545                   $  6,175
                                                                                        ---------                  ---------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                           For the Years Ended December 31


                                                                                                1997                     1996
                                                                                                ----                     ----
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  $    (234)               $  (1,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
         YEAR                                                                                    659                    2,028
                                                                                           ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $     425                $     659
                                                                                           ---------                ---------
                                                                                           ---------                ---------



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         Film cost additions                                                                   1,812                    1,106
         Acquisition of subsidiary                                                             2,365                        -
         Warrants issued                                                                         224                      292
         Conversion of accrued liability to acquisition fund payable                              71                       79
         Preferred stock dividend paid in common stock                                            82                       86
         Notes received for employee common stock purchase                                        39                        -
         Conversion of debt to equity                                                              -                       12
         Other                                                                                     8                        -
                                                                                           ---------                ---------

                                                                                              $4,601                   $1,575
                                                                                           ---------                ---------
                                                                                           ---------                ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid for interest                                                              $ 1,390                  $   632
                                                                                           ---------                ---------
                                                                                           ---------                ---------

         Cash paid for taxes                                                               $      65                $      44
                                                                                           ---------                ---------
                                                                                           ---------                ---------


               See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



1. Business Organization and Summary of Significant Accounting Policies:

         Business organization and presentation:

Unapix Entertainment. Inc. and its subsidiaries (the "Company"), is a world-wide licensor, distributor and producer of programming and feature films for the television market, including free and pay television, cable and satellite, and the home video market, including video cassette, laser disc and digital video disks.

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

Principles of consolidation:

The consolidated financial statements include the accounts of Unapix Entertainment, Inc. and its wholly - owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue and cost recognition:

Revenues earned under non-cancelable film and television programming licenses are recognized when the films or programming are made available to the licensee and all other conditions of the sale are met. Home video and direct marketing revenues are recorded upon shipment. The Company provides for estimated future returns and allowances at the time the units are sold. Revenues relative to other services are recognized when such services are performed.

Film costs include the direct costs of acquiring and producing films and television programming, as well as exploitation costs which benefit future periods. The Company amortizes film costs using the individual-film-forecast-computation method. This method amortizes costs in the same ratio that current gross revenues bear to anticipated total gross revenues for each particular film. The anticipated total gross revenues are reviewed quarterly by management, which may result in revised amortization rates and, when applicable, write downs to net realizable value. Direct costs, such as duplication and shipping, are expensed as the related product is shipped.

Film costs are stated at the lower of unamortized historical cost or estimated net realizable value. Participation, royalty, and commission expense, to the extent that such amounts can be reasonably estimated, are accrued when revenue is recognized on the related license agreement.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

1. Business Organization and Summary of Significant Accounting
Policies: (continued)

Property and equipment:

Property and equipment, which are stated at cost, are depreciated using the straight-line method over estimated useful lives of 3 to 10 years.

Earnings Per Common Share

Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with SFAS 128, the Company provides earnings per basic and diluted share.

The net income per basic common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

 Net income per diluted share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.


                                                                                   Shares (in thousands)
                                                                              ------------------------------
                                                                                1997                  1996
                                                                              --------              --------
Weighted average  basic shares outstanding                                     5,796                 5,268
Effect of dilutive securities:
  Options                                                                        550                   506
  Warrants                                                                       119                    64
                                                                              --------              --------
Weighted average dilutive shares outstanding                                   6,465                 5,838
                                                                              --------              --------
                                                                              --------              --------


                                                                                  Dollars (in thousands)
                                                                              ------------------------------
                                                                                1997                  1996
                                                                              --------              --------
Net income                                                                    $1,347                  $589
Less preferred stock dividends                                                   121                   138
                                                                              --------              --------
Net income available to common shareholders
  per basic and dilutive share                                                $1,226                  $451
                                                                              --------              --------
                                                                              --------              --------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

1. Business Organization and Summary of Significant Accounting
Policies: (continued)

Earnings Per Common Share (continued)

Securities not included in the calculation of diluted earnings per share for the years ended December 31, because of their anti-dilutive effects are as follows (in thousands):

                                                                                1997                  1996
                                                                               -----                 -----
Options                                                                          340                   102
Warrants                                                                       2,047                 3,097
Shares issuable on conversion of preferred stock                                 505                   538
Shares issuable on conversion of debentures                                    1,860                 1,327
                                                                               -----                 -----
                                                                               4,752                 5,064
                                                                               -----                 -----
                                                                               -----                 -----

In February 1998 the Company issued $5,250,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 convertible, initially, into common stock at $4.75 per share. For every $1,000 principal amount converted, the holder will receive warrants to purchase 125 shares of common stock at $6.00 per share expiring June 30, 2003. The Company also issued warrants expiring June 30, 2003 to purchase 42,500 shares of common stock at $6.00 per share as a placement fee.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Stock Options and Warrants:

The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for service rendered, the Company follows SFAS 123, "Accounting for Stock-Based Compensation."

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. The Company believes their adoption will not have a significant effect on its disclosures regarding financial position or results of operations.

EXCESS OF COST OVER FAIR VALUES OF NET ASSETS ACQUIRED

Excess of cost over the Fair Value of net assets acquired is being amortized on a straight line basis over 20 years and is evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

2. Film Costs

The Company's film costs include, in thousands:

                                                                              December 31,
                                                                                  1997
                                                                              ------------
                           Films released                                       $ 59,165
                           Accumulated amortization                              (41,630)
                                                                              ------------
                                                                                  17,535

                           Films completed - not released                          2,409
                           Films in process                                        3,868
                                                                              ------------
                                                                                $ 23,812
                                                                              ------------
                                                                              ------------

The company expects that it will amortize approximately 80% of its remaining film costs during the three-year period ending December 31, 2000.

3. Property and Equipment, Net

Property and equipment, net, consists of the following, in thousands:


                                                                              December 31,
                                                                                  1997
                                                                              ------------
                           Furniture and equipment                                $  830
                           Leasehold improvements                                    198
                                                                              ------------
                                                                                   1,028

                           Less accumulated depreciation                            (343)
                                                                              ------------
                                                                                  $  685
                                                                              ------------
                                                                              ------------

                                      F-10

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

4. Financing

In 1996 and through the first half of 1997, the Company completed a $7,222,500 private offering of units (proceeds of $5,947,500 in 1996 and $1,275,000 in 1997), each consisting of a $250,000 principal amount of convertible subordinated notes due June 30, 2003 convertible into common stock at $4.50 per share and warrants to purchase 25,000 shares of common stock, at an exercise price of $6.00 per share expiring June 30, 2003. Such warrants (722,500) were valued at $471,000 (unamortized balance of $410,000 at December 31, 1997) and recorded as debt discount. The warrants and notes are redeemable by the Company under certain circumstances. The Company incurred placement and finders' fees of $394,000 and granted warrants to purchase 295,000 shares of common stock at $4.50 expiring in five years. Such warrants were valued at $167,000 and recorded as deferred financing costs which are being amortized over the term of the notes.

On May 2, 1997, the Company entered into a revolving credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. The Facility was amended on March 25, 1998 to provide for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (9.75% at December 31, 1997). The Company paid facility fees of $112,500 and is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. The term of the facility expires on September 30, 1998. Outstanding amounts under the facility are secured by a security interest in substantially all of the Company's assets.

The facility contains restrictive covenants that require minimum tangible net worth. The covenants also, among other things, prohibit the payment of cash dividends on the Company's common stock, require minimum amounts of tangible net worth and limit (a) the Company's ratio of debt to net worth on a consolidated basis, (b) the amount of cost that the Company can incur in producing, financing or acquiring entertainment properties, (c) the amount of cost and expenses that the Company may incur with respect to theatrical releases of films, and (d) the Company incurring losses for two consecutive quarters.

The Facility replaces the Company's previous credit facility with Atlantic Bank of New York that permitted borrowings of up to $2,500,000 (the "Atlantic Facility"). Proceeds from the Facility were utilized to repay the Atlantic Facility in full.

The variable rate senior subordinated notes ("variable rate notes") of $2,864,000, net of unamortized discount of $161,000 at December 31, 1997 were issued with common stock purchase warrants in a private placement. The units were sold only to accredited investors by officers of the Company (without remuneration). Certain customers of an investment advisory firm, of which a director of the Company is an Executive Vice President, acquired the units in the placement. The variable rate notes bear interest at a rate of 10% per annum through 1998 and at 3% over the prime rate for the remaining four years, provided however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount will commence in 1999, followed by 15% of the original principal amount in 2000 and 2001 with the balance due in 2002.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

4. Financing (continued)

The variable rate notes are subordinated to indebtedness of the Company to a bank or other financial institution. The Company may redeem all or a portion of the Variable Rate Notes at any time after December 31, 1997 at a premium over the principal amount of the notes of 6%, which declines annually at the rate of 2% until January 1, 2001, after which the redemption price will be the principal amount of the notes. A total of 410,000 warrants were issued in this offering, each such warrant entitles the holder to purchase one share of common stock at an exercise price of $3.70 per share and expires on December 31, 2001. The holders of the warrants are entitled to certain registration rights with respect to the shares issuable upon exercise thereof.

In December 1993, the Company developed an acquisition fund for the purpose of funding the acquisition of the distribution rights to independently produced films. The initial investors were the Chairman, Secretary and an investor who is a customer of an investment advisory firm, of which a director of the Company is an Executive Vice President, and a partnership of which the same Director is a general partner. The acquisition fund provided $150,000 in 1993, $200,000 in 1994, $79,000 in 1996 and $71,000 in 1997. The oral agreement provided for: (i) a term to be determined (ii) the acquisition fund to recoup 110% of its investment in any one film from the first dollars of gross receipts; (iii) the fund to receive up to 20% of the net profits of each film in which it invests;
(iv) roll-over of the fund's receipts into other films; and (v) shortfall of investment in any film to be recovered in shares of common stock of the Company issued at market, or if market is less than $2.86 a share, at the lower of $2.86 or 125% of market. The initial funding of the fund was fully utilized to acquire film distribution rights. The investors also received 36,750 Class B warrants for providing such funding, which were valued at $12,000 and were charged to expense. In February 1998, the fund was terminated and the investors exchanged their interests in the acquisition fund for $900,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 and one investor's interest was exchanged for a $200,000 promissory demand note with interest at 10%.

In the fourth quarter of 1997, the Company sold in a private placement $1,275,000 principal amount of 10% convertible notes due June 30, 2004. The notes are convertible into common stock at $5.00 per share. For every $1,000 principal amount of notes purchased, the holders also received warrants to purchase 100 shares of common stock at $6.00 per share expiring June 30, 2004. Such warrants (127,500) were valued at $86,000 and recorded as debt discount. The notes are redeemable by the Company beginning July 1, 1999 at a premium. The warrants are redeemable on or after July 1, 2000. The Company also issued warrants expiring December 31, 2002 to purchase 26,000 shares of common stock at $5.00 per share as a placement fee. Such warrants were valued at $21,000 and recorded as deferred financing costs which are being amortized over the term of the notes.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

4. Financing (continued)

Maturities of debt subsequent to December 31, 1997, in thousands, are as follows:

         1998                                             $ 7,293
         1999                                                 302
         2000                                                 454
         2001                                                 454
         2002                                               1,815
         Thereafter                                         9,333
                                                          -------
                                                           19,651
         Less debt discount                                  (658)
                                                          -------
                                                          $18,993
                                                          -------
                                                          -------

The 1998 maturities includes $6,793,000 outstanding under the bank line of credit which the Company expects to renew or replace prior to its scheduled maturity in September 1998.

5. Stockholders' Equity

In April 1996, the Company declared a special 5 percent stock dividend, payable on May 6, 1996 to stockholders of record of its common stock on April 22, 1996. The company issued 249,000 shares of common stock pursuant to the declared stock dividend.

In June 1996, the Company entered into an agreement with an investor relations firm, pursuant to which the Company issued 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement. The options have a term of five years and were valued at approximately $160,000. The Company is also obligated to issue an additional 100,000 options if all of the Company's Class B Warrants have been exercised prior to June 3, 1998. If all the Class B Warrants are exercised during the one year period, the additional options will also have a term of five years.

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

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

5. Stockholders' Equity (continued)

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

As of December 31, 1997 there are 505,000 shares of Cumulative Convertible Series A 8% Preferred Stock outstanding. Each share has a liquidation preference of $3.00 plus accumulated and unpaid dividends; is convertible into 1.05 shares of common stock at any time prior to redemption; and is entitled to one vote. Semi-annual dividends of $0.12 per share are payable on June 30 and December 31. The Company may redeem the shares if the market price of the common stock has exceeded twice the then applicable conversion price at a time when the underlying shares of common stock are registered under the Securities Act of 1933. The Company may redeem the shares at a premium of 4% declining annually at the rate of 1% until January 1, 2002, after which the redemption price will be $3.00. The Company accepted 9% promissory notes aggregating $95,000, of which $10,250 was paid as of December 31, 1997, from three officers in connection with their participation in the preferred stock offering. The corresponding shares are held by the Company as collateral for the notes. The Company declared preferred stock dividends of $121,000 and $138,000 for the years ended December 31, 1997 and 1996, respectively. Shareholders were given the option of receiving shares of common stock (at a price equal to 90% of the average closing sales price of the common stock over the last 10 trading days preceding the dividend payment date) in lieu of the cash dividend declared, which resulted in $82,000 and $86,000 of the dividends being paid in shares of common stock for the years ended December 31, 1997 and 1996, respectively, and the remainder in cash.

As of December 31, 1997, there were 1,393,000 B warrants outstanding and 2,554,000 other warrants. The Class B warrants are exercisable at $4.29, and are redeemable by the Company at $0.10 per warrant provided the common stock has a high bid closing price of at least $5.71 for the prior 20 consecutive trading days and 30 days prior notice is given to the warrant holders. In addition, there were 2,330,000 options and 55,000 preferred stock options outstanding as of December 31, 1997.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

5. Stockholders' Equity (continued)

Warrants:

A summary of the status of the Company's warrants as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                              1997                                        1996
                                 --------------------------------          --------------------------------
                                                   Weighted                                    Weighted
                                   Shares          Average                   Shares            Average
                                    (000)        Exercise Price              (000)          Exercise Price
                                 ----------    ------------------          ----------    ------------------
Outstanding at beginning            3,593           $ 9.07                       2,762          $10.12

Granted                               354           $ 5.61                         831          $ 5.58

Exercised                               -           $    -                           -          $    -

Forfeited                               -           $    -                           -          $    -
                                 ----------    ------------------          ----------    ------------------

Outstanding at end
  of year                           3,947           $ 8.76                       3,593          $ 9.07
                                 ----------    ------------------          ----------    ------------------
                                 ----------    ------------------          ----------    ------------------

Warrants exercisable at
  year-end                          3,947           $ 8.76                       3,593          $ 9.07
                                 ----------    ------------------          ----------    ------------------
                                 ----------    ------------------          ----------    ------------------

Weighted-average fair
  value of warrants
  granted during the
  year                                     $ .65                                        $ .63
                                           -------                                      -------
                                           -------                                      -------

The following table summarizes information relating to warrants outstanding at December 31, 1997:


                                              Warrants Outstanding                                     Warrants Exercisable
                         ----------------------------------------------------------------      -----------------------------------
                            Number             Weighted-Average                                   Number
        Range             Outstanding             Remaining             Weighted-Average        Exercisable      Weighted-Average
   Exercise Prices        at 12/31/97          Contractual Life          Exercise Price         at 12/31/97       Exercise Price
 ------------------      -------------        ------------------       ------------------      -------------    ------------------

    $3.14 -  $4.50           2,210                    2                      $ 4.18                2,210             $ 4.18

    $4.91 -  $6.00             897                    6                      $ 5.95                  897             $ 5.95

   $19.05 - $28.57             840                    3                      $23.81                  840             $23.81
                         -------------        ------------------       ------------------      -------------    ------------------

    $3.14 - $28.57           3,947                    3                      $ 8.76                3,947             $ 8.76
                         -------------        ------------------       ------------------      -------------    ------------------
                         -------------        ------------------       ------------------      -------------    ------------------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

5. Stockholders' Equity (continued)

Employee Stock Option Plan:

The 1993 Option Plan (the "Plan") authorizes the grant of options to purchase up to an aggregate of 875,000 shares. Both non-qualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. As of December 31, 1997, the exercise price of any option granted under the Plan shall not be less than the fair market value of the common stock on the date of the grant.

A summary of the status of the Company's employee stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:



                                      1997                        1996
                                      ----                        ----
                                            Weighted                     Weighted
                                Shares       Average        Shares        Average
                                (000)     Exercise Price     (000)     Exercise Price
                                -----     --------------     -----     --------------
Outstanding at
 beginning of year               419        $   3.52          265        $   3.16

Granted                           71        $   4.59          154        $   4.15

Exercised                       (68)        $  (2.86)         --         $    --

Forfeited                       (24)        $  (4.40)         --         $    --
                                ---         --------          ---        --------

Outstanding at end
     of year                    398         $   3.77          419        $   3.52
                                ---         --------          ---        --------
                                ---         --------          ---        --------

Options exercisable at
 year-end                       381         $   3.76          385        $   3.48
                                ---         --------          ---        --------
                                ---         --------          ---        --------

Weighted-average fair
    value of options
    granted during the
    year                                    $   1.91                     $    .55
                                            --------                     --------
                                            --------                     --------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

Other Options:

In April 1993, the Company granted options ("Earning Performance Options") to purchase an aggregate of 945,000 shares of Common Stock at an exercise price of $2.86 per share to employees and other persons considered to be instrumental to the progress of the Company. The Earnings Performance Options are exercisable at various times through June 2003.

A summary of the status of the Company's other stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:



                                      1997                        1996
                                      ----                        ----
                                            Weighted                     Weighted
                                Shares       Average        Shares        Average
                                (000)     Exercise Price     (000)     Exercise Price
                                -----     --------------     -----     --------------


Outstanding at beginning
 of year                        1,536       $    2.98        1,173       $   2.79

Granted                           491       $    4.45          400       $   3.88

Exercised                        (40)       $   (1.79)         --        $    --

Forfeited                         --        $      --          (37)      $  (6.39)

Outstanding at end
 of year                       1,987        $    3.37        1,536       $   2.98
                               -----        ---------        -----       --------
                               -----        ---------        -----       --------

Options exercisable at
 year-end                      1,412        $    3.341       1,097       $   2.94
                               -----        ---------        -----       --------
                               -----        ---------        -----       --------

Weighted-average fair
    value of options
    granted during the
    year                                    $     1.85                   $    .49
                                            ----------                   --------
                                            ----------                   --------


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

5. Stockholders' Equity (continued)

The following table summarizes information related to options outstanding at December 31, 1997:




                                              Options Outstanding                                 Options Exercisable
                          ------------------------------------------------------------     --------------------------------
                            Number             Weighted-Average          Weighted-           Number          Weighted-
        Range             Outstanding             Remaining               Average          Exercisable        Average
   Exercise Prices        at 12/31/97          Contractual Life         Exercise Price      at 12/31/97     Exercise Price
   ---------------        -----------          ----------------         --------------     ------------     ---------------
   $1.10 - $3.12             1,243                    5                   $   2.72                904          $   2.67

   $3.81 - $5.00             1,142                    6                   $   4.21                889          $   4.19
                             -----                   ---                    ------              ------            ------
   $1.10 - $5.00             2,385                    5                   $   3.43              1,793          $   3.41
                             -----                   ---                    ------              ------            ------
                             -----                   ---                    ------              ------            ------


The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: expected volatility of thirty-seven (37%) percent, risk-free interest rates ranging from 4.95% to 6.49%, and expected life ranging from 3 to 10 years.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net income and earnings per share would have reduced to the pro forma amounts indicated below (in thousands) except per share data.


                                              1997                 1996
                                              ----                 ----
Net Income               As reported      $     1,347          $       589

                         Pro forma        $       718          $       538

Net Income Per Basic     As reported      $       .21          $       .09
 Common Share
                         Pro forma        $       .10          $       .09

Net Income Per Diluted   As reported      $       .19          $       .08
 Common Share
                         Pro forma        $       .10          $       .08


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

5. Stockholders' Equity (continued)

On October 6, 1997, the stockholders approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of common stock from 20,000,000 to 40,000,000 shares.

6.  Financial Instruments

Other than cash and cash equivalents the Company's financial instruments consist of the credit facility, Acquisition Fund payable, 10% Convertible Subordinated Notes and Variable Rate Senior Subordinated Notes described in Note 4 and notes receivable from common stock and convertible preferred stock sales described in
Note 5. Management believes that based on the current interest rate, and provision for future adjustment of such rate, the fair value of the credit facility, acquisition fund payable, the variable rate notes and 10% convertible subordinated notes approximates their face value. The fair value of the notes receivable from common stock and convertible preferred stock sales is not readily determinable.

7. Income Taxes

The provision for income taxes for 1997 consists of current Federal and State income taxes of $22,000 and $57,000, respectively, and deferred taxes of $867,000. The provision for income taxes for 1996 consists of current state taxes of $40,000 and deferred taxes of $360,000. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax law treatments of such amounts. The principal items comprising deferred taxes are differences in accounts receivable valuation reserves, film inventory amortization and net operating losses.

The deferred tax assets (liabilities) as of December 31, 1997, in thousands, are as follows:

Accounts receivable and general reserves                    $     262

Film inventory amortization                                    (2,038)

Net operating loss carryforwards                                  572

Other items                                                       207
                                                                  ---
Net                                                         $    (997)
                                                                 -----
                                                                 -----


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

A reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before taxes, in thousands, is as follows:

                                               1997                1996
                                               ----                ----
Computed at federal statutory rate
  of 34%                                    $     780            $    335

Permanent differences                              65                  28

State taxes, net of federal benefit                94                  26

Other                                               7                  11
                                            ---------            --------
                                            $     946            $    400
                                            ---------            --------
                                            ---------            --------


At December 31, 1997, net operating loss carryforwards available to reduce future taxable income amounted to approximately $1,430,000, expiring at various dates through 2010.

8. Operating Leases

The Company leases office facilities and certain equipment under non-cancelable lease agreements expiring through January 2007. Total lease expense for the years ended December 31, 1997 and 1996 were $506,000 and $317,000, respectively.

Minimum future payments, in thousands, as of December 31, 1997 are:

   1998..............................................           $528
   1999..............................................            512
   2000..............................................            502
   2001..............................................            483
   2002 .............................................            487
   2003 and later...............................               1,494
                                                               -----
   Total lease payments.....................                $  4,006
                                                            --------
                                                            --------


Included in the above minimum future payments, is the cost of certain executive offices, occupied pursuant to an office sharing arrangement with an affiliate at the monthly base rate of $2,700.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

9. Commitments and Other Matters

Credit risk exists with respect to accounts receivable which are primarily due from video distributors, television stations, pay cable channels and video distributors. One customer in 1997 accounted for 12% of revenues and two customers in 1996 accounted for 16% and 9% respectively.

As of December 31, 1997, commitments for advances and guaranteed royalties amounted to $3,000,000.

10. Related Party Transactions

General and administrative costs include $132,000 and $182,000 for services rendered by an affiliate for the years ended December 31, 1997 and December 31, 1996, respectively.

11. Export Sales


                                                           December 31
                                                           -----------
                                                          (in thousands)

                                                        1997           1996
                                                        ----           ----
Europe                                                $3,260         $1,972

Asia                                                   1,070            987

Latin America                                            968            900

Africa                                                   356            580

Middle East                                              329            216

Other                                                    375            150
                                                      ------         ------
                                                      $6,358         $4,805
                                                      ------         ------
                                                      ------         ------


Export sale contracts are generally denominated in US dollars. For the years ended December 31, 1997 and 1996, there were no significant foreign exchange gains or losses.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

12. Acquisition of Subsidiary

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for 313,500 shares of the Company's common stock valued at $1,400,000 and by assuming certain obligations of $964,000 and $736,000 of other costs. The acquisition of Miramar is being accounted for as a purchase and the Company recorded $3,100,000 of excess of cost over fair value of net assets in connection with the acquisition which is being amortized over 20 years. The operating results of Miramar have been included in the consolidated statement of operations from the date of aquisition.

In connection with the acquisition, the Company entered into a four-year employment agreement with the current president of Miramar providing for, among other things, an annual salary of $125,000 per year, a performance bonus equal to 5% of Miramar's pre-tax profit (as defined), and one-half of one percent of the increase of the gross revenues of Miramar over its revenues for the immediately preceding year. In addition, for each fiscal year commencing on or after January 1, 1998, if such increase in revenues is equal to or greater than 20% of such preceding year's gross revenues, then the president also will receive one-half of one percent of the excess of such previous year's gross revenues over the gross revenues realized by Miramar during the second immediately preceding fiscal year. The Company also issued an aggregate of 210,000 stock options to Miramar employees and consultants (including the current president). Each option entitles the holder to purchase one share of the Company's Common Stock at a purchase price of $4.375 (i.e. $.125 above the market price of the Company's Common Stock on the closing date of the acquisition), subject to the holder's continuing to be employed by the Company. The options have a term of ten years, but subject to certain exceptions, will not be exercisable for a period of 9.5 years unless Miramar's operations attain certain earnings thresholds.

Assuming the acquisition of Miramar had taken place on January 1, 1996, the proforma revenue and net income for the Company would have been as follows:

                                                        Proforma
                                              in thousands except per share
                                              -----------------------------
                                                1997                 1996
Revenues                                       $ 32,561            $  24,577

Net income                                     $  1,159            $     47
                                               --------             -------
                                               --------             -------

Net income (loss) per common
 share:

      Basic                                    $    .18            $   (.02)
                                               --------             -------
                                               --------             -------
      Diluted                                  $    .16            $   (.02)
                                               --------             -------
                                               --------             -------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

13.      Subsequent Events

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively.

For every $1,000 principal amount converted, the holder will receive warrants to purchase 125 shares of common stock (an aggregate of 656,250) at $6.00 per share expiring June 30, 2003. If a holder converts the note prior to September 1, 1999, the holder will receive an amount equal to 75% of the interest which would have accrued from date of conversion through September 1, 1999. The Company also issued warrants expiring June 30, 2003 to purchase 42,500 shares of common stock at $6.00 per share as a placement fee. Notes in the principal amount of $900,000 were issued to certain investors in the film acquisition fund in exchange for their interests therein (Note 4).

Short term loans of $1,000,000 were obtained in December 1997 ($300,000) and January 1998 ($700,000) from Mezzanine Financial Corp. ($750,000), the Chairman ($150,000) and the Secretary ($100,000) in order to enable the Company to fund program acquisitions in accordance with its expansion plans pending the completion of the private offering of 10% convertible notes. The Chairman and Secretary are also officers and directors of Mezzanine Financial Corp. Upon completion of the offering, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp.. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of 10% convertible subordinated notes.

     (b)  Reports on Form 8-K

     The Company did not file any current Reports on Form 8-K during the fourth quarter of 1997.

     (c) Exhibits


Exhibit
Number    Description
------    -----------
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

 3.1.7    Certificate of Ownership and Merger, dated August 8, 1996, merging A
          Pix Entertainment, Inc. into the Company [incorporated herein by reference to Exhibit 3.1.7 to the Company's Annual Report on Form
          10-KSB for 1996 (the "1996 Form 10-KSB")]

 3.1.8    Certificate of Amendment of the Company's Certificate of
          Incorporation, dated October 7, 1997, increasing the number of authorized shares of common stock [incorporated herein by reference to
          Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the
          Quarterly Period ended September 30, 1997]

 3.2      By-Laws of the Company [incorporated herein by reference to
          Exhibit 3.2 to the Registration Statement]

 4.1      Form of Common Stock Certificate [incorporated herein by reference to
          Exhibit 4.1 to the Registration Statement]

 4.2 Form of Class B Warrant Certificate [incorporated herein by reference to Exhibit 4.3 to the Registration Statement]

 4.3      Form of Class B Warrant Agreement between AST and the Company
          [incorporated herein by reference to Exhibit 4.5 to the Registration
          Statement]




Exhibit
Number    Description
------    -----------

 4.4 Form of Underwriter's Unit Purchase Option [incorporated herein by reference to Exhibit 4.6 to the Registration Statement]

 4.5      Form of Variable Rate Senior Subordinated Note due December 31, 2001
          [incorporated herein by reference to Exhibit 4.8 of the 1994 Form
          10-KSB]

 4.6 Form of Common Stock Purchase Warrant Certificate for Warrants issued together with Variable Rate Senior Subordinated Notes due December 31,
          2001 [incorporated herein by reference to Exhibit 4.9 of the 1994 Form
          10-KSB]

 4.7      Common Stock Purchase Warrant Certificate issued to Atlantic Bank of
          New York entitling it to purchase 20,000 shares of Common Stock
          [incorporated herein by reference to Exhibit 10.3 of the Company's
          Current Report on Form 8-K for event of June 21, 1995]

 4.8 Common Stock Purchase Warrant Certificate entitling the holder to purchase 15,000 shares of common stock at an exercise price of $4.25 per share and expiring on June 30, 2000 [incorporated herein by reference to Exhibit 4.11 of the Company's Annual Report on Form
          10-KSB for 1995 (the "1995 Form 10-KSB")]

 4.9 Common Stock Purchase Warrant Certificate entitling the holder to purchase 10,000 shares of common stock at an exercise price of $4.50 per share and expiring on December 31, 2000 [incorporated herein by reference to Exhibit 4.12 of the 1995 Form 10-KSB]

 4.10 Form of 10% Convertible Subordinated Note due June 30, 2003 having a conversion price of $4.50 per share [incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1996 (the "June 1996 Form
          10-QSB")]

 4.11 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2003 [incorporated herein by reference to Exhibit
          4.2 to the June 1996 Form 10-QSB]

 4.12 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $4.50 per share and expiring on December 31, 2001 [incorporated herein by reference to
          Exhibit 4.15 of the 1996 Form 10-KSB]

 4.13 Form of 10% Convertible Subordinated Note due June 30, 2003 having a conversion price of $4.75 per share(1)

 4.14 Form of 10% Convertible Subordinated Note due June 30, 2004 having a conversion price of $5.00 per share (1)

 4.15 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2004 (1)

 4.16 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $5.00 per share and expiring December 31, 2002 (1).



Exhibit
Number    Description
------    -----------

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

*10.5     1993 Stock Option Plan, as amended (1)

 10.6 Lease Agreement for Sherman Oaks, California offices [incorporated herein by reference to Exhibit 10.8 to the Registration Statement]

 10.7     Lease Extension Agreement, dated April 22, 1996, relating to Sherman
          Oaks, California offices [incorporated herein by reference to Exhibit
          10.7 to the Company's 1996 Form 10-KSB]

 10.8     Lease Extension Agreement, dated March 12, 1997, relating to Sherman
          Oaks, California offices [incorporated herein by reference to Exhibit
          10.8 to the Company's 1996 Form 10-KSB]

 10.9     Form of Lease Agreement for 537 Steamboat Road, Greenwich, CT offices
          [incorporated herein by reference to Exhibit 10.9 to the 1994 Form
          10-KSB]

 10.10 Lease Agreement for 200 Madison Avenue Location [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

*10.11    Stock Option Agreement between the Company and David Fox (embodied in
          Exhibit 10.1) [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

*10.12    Form of Earnings Performance Stock Option Agreement between the
          Company and Herbert M. Pearlman, dated April 23, 1993 [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]



Exhibit
Number    Description
------    -----------

 10.12.1 Schedule of omitted documents in the form of Exhibit 10.12, including material detail in which such documents differ from Exhibit 10.12
          [incorporated herein by reference to Exhibit 10.18.1 to the Registration Statement]

*10.13    Employment Agreement between the Company and Robert Baruc
          [incorporated herein by reference to Exhibit 10.1 of the Company's
          Quarterly Report on Form 10-QSB for the Quarterly Period ended June
          30, 1993]

*10.14 Amendment No. 1 to Employment Agreement of Robert Baruc [incorporated herein by reference to Exhibit 10.16 to the Company's 1996 Form
          10-KSB]

*10.15    Employment Agreement between the Company and Robert Miller
          [incorporated herein by reference to Exhibit 10.17 to the Company's
          1996 Form 10-KSB]

*10.16    Employment Agreement between the Company and Timothy Smith
          [incorporated herein by reference to Exhibit 10.18 to the Company's
          1996 Form 10-KSB]

 10.17    Agreement under which Strategic Growth International serves as
          Investor Relations Consultant to the Company [incorporated herein by reference to Exhibit 10.1 to the June 1996 Form 10-QSB]

 10.18    Stock Purchase Agreement, dated March 17, 1997, relating to the
          Company's purchase of all of the capital stock of Miramar Images, Inc.
          ("Miramar") [incorporated herein by reference to Exhibit 10.24 to the 1996 Form 10-KSB]

 10.19 Pooled Consideration Agreement, dated March 17, 1997, entered into in connection with the Company's purchase of Miramar [incorporated herein by reference to Exhibit 10.25 to the 1996 Form 10-KSB]

 10.20 Settlement Agreement, dated March 17, 1997, among the Company, Miramar and Steven Churchill, entered into in connection with the Company's purchase of Miramar [incorporated herein by reference to Exhibit 10.26 to the 1996 Form 10-KSB]

 10.21 Assignment Agreement, dated March 17, 1997, among the Company, Miramar and Charles Walsh, entered into in connection with the Company's purchase of Miramar [incorporated herein by reference to Exhibit 10.27 to the 1996 Form 10-KSB]

 10.22    Agreement, dated October 16, 1996, between the Company and Strategic
          Growth International relating to payment of Finder's Fee with respect to private placement [incorporated herein by reference to Exhibit
          10.28 to the 1996 Form 10-KSB]

 10.23    Lease Agreement, as amended to date, for Miramar's offices at 200
          Second Avenue West, Seattle, Washington [incorporated herein by reference to Exhibit 10.29 to the 1996 Form 10-KSB]

 10.24 Revolving Credit Loan and Security Agreement, dated April 16, 1997, among Imperial Bank, Unapix Entertainment, Inc., A Pix Entertainment,




Exhibit
Number    Description
------    -----------

          Inc. and Miramar Images, Inc.  [incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-QSB for the
          Quarterly Period ended March 31, 1997]

 10.25 Amendment No. 1 to Revolving Credit Loan and Security Agreement, entered into March 25, 1998, by and between (i) Unapix
          Entertainment, Inc. and Miramar Images, Inc. and (ii) Imperial Bank.

 21.1 Subsidiaries [incorporated herein by reference to Exhibit 21.1 to the 1996 Form 10-KSB]

 23.1     Consent of Richard A. Eisner & Company, LLP. (1)

 27.1     Financial Data Schedules (1)

___________________________________

(1) Filed herewith.

* Management contract or compensatory plan or arrangement.

                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1998.


                              UNAPIX ENTERTAINMENT, INC.



                              By: /s/ David M. Fox
                                 -------------------------------------
                                 David M. Fox
                                 President, Chief Executive Officer
                                 (principal executive officer)



                              By: /s/ Daniel T. Murphy
                                 -------------------------------------
                                 Daniel T. Murphy
                                 Chief Financial Officer
                                 (principal financial officer)



                              By: /s/ Steven P. Low
                                 -------------------------------------
                                 Steven P. Low
                                 Chief Accounting Officer
                                 (principal accounting officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Herbert M. Pearlman
-------------------------     Chairman of the
Herbert M. Pearlman           Board of Directors                 April 14, 1998



/s/ David M. Fox
-------------------------     President, Chief Executive
David M. Fox                  Officer and Director               April 14, 1998


/s/ David S. Lawi
-------------------------     Chairman of the Executive
David S. Lawi                 Committee, Treasurer,
                              Secretary, and Director            April 14, 1998


/s/ Robert Baruc
-------------------------     Executive Vice President
Robert Baruc                  and Director                       April 14, 1998


/s/ Scott Hanock
-------------------------     Sr. Vice President of Inter-
Scott Hanock                  national Sales and Marketing
                              and Director                       April 14, 1998


/s/ Martin D. Payson
-------------------------     Director                           April 14, 1998
Martin D. Payson


/s/ Walter M. Craig, Jr.
-------------------------     Director                           April 14, 1998
Walter M. Craig, Jr.


/s/ Lawrence Bishop
-------------------------     Director                           April 14, 1998
Lawrence Bishop

                                 EXHIBIT INDEX

 EXHIBIT                                                                                              SEQUENTIAL
 NUMBER                                          DESCRIPTION                                         PAGE LOCATION
---------  ---------------------------------------------------------------------------------------  ---------------

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

3.1.7      Certificate of Ownership and Merger, dated August 8, 1996, merging A Pix Entertainment,
           Inc. into the Company [incorporated herein by reference to Exhibit 3.1.7 to the
           Company's Annual Report on Form 10-KSB for 1996 (the "1996 Form 10-KSB")]

3.1.8      Certificate of Amendment of the Company's Certificate of Incorporation, dated October
           7, 1997, increasing the number of authorized shares of common stock [incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for
           the Quarterly Period ended September 30, 1997]

3.2        By-Laws of the Company [incorporated herein by reference to 3.2 to the Registration
           Statement]

4.1        Form of Common Stock Certificate [incorporated herein by reference to Exhibit 4.1 to the Registration Statement]

4.2        Form of Class B Warrant Certificate [incorporated herein by reference to Exhibit 4.3 to the Registration Statement]

4.3        Form of Class B Warrant Agreement between AST and the Company [incorporated herein by reference to Exhibit 4.5 to the Registration Statement]

4.4        Form of Underwriter's Unit Purchase Option [incorporated herein by reference to Exhibit
           4.6 to the Registration Statement]

 EXHIBIT                                                                                              SEQUENTIAL
 NUMBER                                          DESCRIPTION                                         PAGE LOCATION
---------  ---------------------------------------------------------------------------------------  ---------------
4.5        Form of Variable Rate Senior Subordinated Note due December 31, 2001 [incorporated herein by reference to Exhibit 4.8 of the 1994 Form 10-KSB]

4.6        Form of Common Stock Purchase Warrant Certificate for Warrants issued together with
           Variable Rate Senior Subordinated Notes due December 31, 2001 [incorporated herein by reference to Exhibit 4.9 of the 1994 Form 10-KSB]

4.7        Common Stock Purchase Warrant Certificate issued to Atlantic Bank of New York entitling it to purchase 20,000 shares of Common Stock [incorporated herein by reference to
           Exhibit 10.3 of the Company's Current Report on Form 8-K for event of June 21, 1995]

4.8        Common Stock Purchase Warrant Certificate entitling the holder to purchase 15,000 shares of common stock at an exercise price of $4.25 per share and expiring on June 30,
           2000 [incorporated herein by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-KSB for 1995 (the "1995 Form 10-KSB")]

4.9        Common Stock Purchase Warrant Certificate entitling the holder to purchase 10,000 shares of common stock at an exercise price of $4.50 per share and expiring on December
           31, 2000 [incorporated herein by reference to Exhibit 4.12 of the 1995 Form 10-KSB]

4.10       Form of 10% Convertible Subordinated Note due June 30, 2003 having a conversion price of $4.50 per share [incorporated herein by reference to Exhibit 4.1 to the Company's
           Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 1996 (the "June
           1996 Form 10-QSB")]

4.11       Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2003 [incorporated herein by reference to Exhibit 4.2 to the June 1996 Form 10-QSB]

4.12       Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $4.50 per share and expiring on December 31, 2001
           [incorporated herein by reference to Exhibit 4.15 of the 1996 Form 10-KSB]

4.13       Form of 10% Convertible Subordinated Note due June 30, 2003 having a conversion price of $4.75 per share(1)

4.14       Form of 10% Convertible Subordinated Note due June 30, 2004 having a conversion price of $5.00 per share (1)

4.15       Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $6.00 per share and expiring on June 30, 2004 (1)

4.16       Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $5.00 per share and expiring December 31, 2002 (1)

*10.1      Employment Agreement between the Company and David Fox [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

*10.1.1    Form of Amendment No. 1 to Employment Agreement between the Company and David Fox
           [incorporated herein by reference to Exhibit 10.1.1 to the Registration Statement]

 EXHIBIT                                                                                              SEQUENTIAL
 NUMBER                                          DESCRIPTION                                         PAGE LOCATION
---------  ---------------------------------------------------------------------------------------  ---------------
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

*10.5      1993 Stock Option Plan, as amended (1)

10.6       Lease Agreement for Sherman Oaks, California offices [incorporated herein by reference to Exhibit 10.8 to the Registration Statement]

10.7       Lease Extension Agreement, dated April 22, 1996, relating to Sherman Oaks, California offices [incorporated herein by reference to Exhibit 10.7 to the Company's 1996 Form
           10-KSB]

10.8       Lease Extension Agreement, dated March 12, 1997, relating to Sherman Oaks, California offices [incorporated herein by reference to Exhibit 10.8 to the Company's 1996 Form
           10-KSB]

10.9       Form of Lease Agreement for 537 Steamboat Road, Greenwich, CT offices [incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-KSB]

10.10      Lease Agreement for 200 Madison Avenue Location [incorporated herein by reference to
           Exhibit 10.9 to the 1995 Form 10-KSB]

*10.11     Stock Option Agreement between the Company and David Fox (embodied in Exhibit 10.1)
           [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

*10.12     Form of Earnings Performance Stock Option Agreement between the Company and Herbert M.
           Pearlman, dated April 23, 1993 [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]

10.12.1    Schedule of omitted documents in the form of Exhibit 10.12, including material detail in which such documents differ from Exhibit 10.12 [incorporated herein by reference to
           Exhibit 10.18.1 to the Registration Statement]

*10.13     Employment Agreement between the Company and Robert Baruc [incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the
           Quarterly Period ended June 30, 1993]

*10.14     Amendment No. 1 to Employment Agreement of Robert Baruc [incorporated herein by reference to Exhibit 10.16 to the Company's 1996 Form 10-KSB]

 EXHIBIT                                                                                              SEQUENTIAL
 NUMBER                                          DESCRIPTION                                         PAGE LOCATION
---------  ---------------------------------------------------------------------------------------  ---------------
*10.15     Employment Agreement between the Company and Robert Miller [incorporated herein by reference to Exhibit 10.17 to the Company's 1996 Form 10-KSB]

*10.16     Employment Agreement between the Company and Timothy Smith [incorporated herein by reference to Exhibit 10.18 to the Company's 1996 Form 10-KSB]

10.17      Agreement under which Strategic Growth International serves as Investor Relations
           Consultant to the Company [incorporated herein by reference to Exhibit 10.1 to the June
           1996 Form 10-QSB]

10.18      Stock Purchase Agreement, dated March 17, 1997, relating to the Company's purchase of all of the capital stock of Miramar Images, Inc. ("Miramar") [incorporated herein by reference to Exhibit 10.24 to the 1996 Form 10-KSB]

10.19      Pooled Consideration Agreement, dated March 17, 1997, entered into in connection with the Company's purchase of Miramar [incorporated herein by reference to Exhibit 10.25 to the 1996 Form 10-KSB]

10.20      Settlement Agreement, dated March 17, 1997, among the Company, Miramar and Steven
           Churchill, entered into in connection with the Company's purchase of Miramar
           [incorporated herein by reference to Exhibit 10.26 to the 1996 Form 10-KSB]

10.21      Assignment Agreement, dated March 17, 1997, among the Company, Miramar and Charles
           Walsh, entered into in connection with the Company's purchase of Miramar [incorporated herein by reference to Exhibit 10.27 to the 1996 Form 10-KSB]

10.22      Agreement, dated October 16, 1996, between the Company and Strategic Growth
           International relating to payment of Finder's Fee with respect to private placement
           [incorporated herein by reference to Exhibit 10.28 to the 1996 Form 10-KSB]

10.23      Lease Agreement, as amended to date, for Miramar's offices at 200 Second Avenue West,
           Seattle, Washington [incorporated herein by reference to Exhibit 10.29 to the 1996 Form
           10-KSB]

10.24      Revolving Credit Loan and Security Agreement, dated April 16, 1997, among Imperial
           Bank, Unapix Entertainment, Inc., A Pix Entertainment, Inc. and Miramar Images, Inc.
           [incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-QSB for the Quarterly Period ended March 31, 1997]

10.25      Amendment No. 1 to Revolving Credit Loan and Security Agreement entered into March 25,
           1998, by and between (i) Unapix Entertainment, Inc., and Miramar Images, Inc. and (ii)
           Imperial Bank. (1)

21.1       Subsidiaries [incorporated herein by reference to Exhibit 21.1 to the 1996 Form 10-KSB]

23.1       Consent of Richard A. Eisner & Company, LLP. (1)

27.1       Financial Data Schedules (1)

------------------------

(1) Filed herewith

*   Management contract or compensatory plan or arrangement.