Form 10KSB/A
period 1997-12-31
UNAPIX ENTERTAINMENT INC
filed 1998-04-30
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended December 31, 1997
                                                      -----------------
                                       or

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period to
         -------------------------------    -------------------
                           Commission File No. 1-11976

                           Unapix Entertainment, Inc.
         -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    95-4404537
             --------                                    ----------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

             200 Madison Avenue
             New York, NY                           10016
----------------------------------------            -----
(Address of Principal Executive Offices)          (zip code)

                                 (212) 252-7600
                (Issuer's Telephone Number, Including Area Code)

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

Issuer's revenues for its most recent fiscal year. $32,152,000
                                                   -----------

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $22,091,348 (based upon the closing sales price of these shares on the American Stock Exchange on March 2, 1998).

On March 2, 1998 there were a total of 6,046,211 shares of the registrant's common stock outstanding

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

12. Certain exhibits to Current Report on Form 8-K for Event of June 21, 1995.

                                EXPLANATORY NOTE
                                ----------------

         Unapix Entertainment, Inc., a Delaware corporation, hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 to include the information required by Items 9, 10, 11 and 12 of Part III.

                                    PART III
                                    --------

Item 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.


                                                                            DIRECTOR              TERM AS
                                                                            OF THE                DIRECTOR
                                                                            COMPANY               EXPIRES
NAME                              AGE                 POSITION              SINCE                 IN
----                              ---                 --------              -----                 --

Herbert M. Pearlman               65      Chairman of the Board of          1990                  1999
                                          Directors

David M. Fox                      49      President, Chief                  1992                  1998
                                          Executive Officer and
                                          Director

David S. Lawi                     62      Chairman of Executive             1990                  1999
                                          Committee, Treasurer,
                                          Secretary and Director

Scott Hanock                      39      Senior Vice President,            1990                  1998
                                          Managing Director of
                                          International Sales and
                                          Marketing and Director

Robert Baruc                      46      Executive Vice                    1995                  1998
                                          President, President of A
                                          Pix Entertainment and
                                          Director

Martin D. Payson                  62      Director                          1996                  1999

Walter M. Craig, Jr.              44      Director                          1993                  2000

Lawrence Bishop                   52      Director                          1993                  2000

Daniel T. Murphy                  59      Vice President and Chief                   --                    -
                                          Financial Officer




                                                                            DIRECTOR              TERM AS
                                                                            OF THE                DIRECTOR
                                                                            COMPANY               EXPIRES
NAME                              AGE                 POSITION              SINCE                 IN
----                              ---                 --------              -----                 --

Michael R. Epps                   40      General Counsel                            --                   --

Steven P. Low                     37      Chief Accounting Officer                   --                   --

Robert G. Miller                  37      Vice President,                            --                   --
                                          Executive Vice President
                                          of the North American
                                          Division

Timothy Smith                    45       Vice President,                             --                    --
                                          Executive Vice President
                                          of Production of the
                                          North American Division



Herbert M. Pearlman. Mr. Pearlman has been the Company's Chairman of the Board of Directors since July 1990. Mr. Pearlman was a co-founder of Telepictures Corporation ("Telepictures"), a public company which, during Mr. Pearlman's tenure, was engaged in marketing and distributing theatrical films and television programs and which is now part of Time Warner Inc. From 1978 until February 1986, Mr. Pearlman served in various senior level capacities with Telepictures including as Chairman of the Board, Chairman of the Executive Committee and as a Director. He is a co-founder of Seitel, Inc. ("Seitel"), a New York Stock Exchange listed company engaged in the development and marketing of a proprietary seismic data library to the oil and gas industry and has been its Chairman of the Board since 1987. In addition, Mr. Pearlman is an officer and a director of the following public companies: InterSystems, Inc. ("InterSystems"), an American Stock Exchange listed company, which is engaged in providing custom compounding services for resin producers and the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products; Helm Capital Group, Inc. ("Helm"), an American Stock Exchange listed company, which finances, initiates, develops, acquires and oversees the management of various business enterprises; and Teletrak Advanced Technology Systems, Inc., which is currently inactive ("Teletrak").

David M. Fox. Mr. Fox has been the Company's President, Chief Executive Officer and a Director since March 1992. From June 1991 until joining the Company, he was the Chief Executive Officer of David Fox and Associates, a company which he founded and which provided international programming consulting services and acted as United States sales agent for producers worldwide. From 1981 until June 1991, Mr. Fox served as Chief Executive Officer and head of Domestic Syndication and Cable Television for Fox\Lorber Associates, Inc. ("Fox/Lorber"), a corporation which he co-founded and which engaged in the worldwide distribution of feature films, home video and television programs. From March 1990 to June 1991, Mr. Fox also served as a director of GAGA Communications, a Japanese company engaged in home video and theatrical distribution. Prior to founding Fox/Lorber, Mr. Fox was Eastern and Midwestern Sales Manager for D.L. Taffner Ltd., syndicator of, among other programs, "Three's Company" and "The Benny Hill Show."

David S. Lawi. Mr. Lawi has been a Director of the Company since June 1990. He has been the Company's Treasurer and Secretary since January 1993 and Chairman of the Company's Executive Committee since December 1993. Mr. Lawi was a Director and Chairman of the Finance Committee of Telepictures from May 1979 until February 1986. He is a director of Seitel and has been the Chairman of its Executive Committee since March 1987. Mr. Lawi is also a director of Intersystems and has been Chairman of its Executive Committee since October 1986 and its Secretary since March 1984. In addition, Mr. Lawi is an officer and a director of Helm and Teletrak.

Scott Hanock. Mr. Hanock has been Managing Director of International Sales and Marketing of the Company since 1986. He also serves as Senior Vice President of the Company and has been a Director of the Company since 1990. Mr. Hanock was one of the original co-founders of the Company. Prior to forming the Company in 1986, from 1983-1986, Mr. Hanock served as Director of Worldwide Sales for Tatum Communications Inc., a Hollywood based company which specialized in sports television production and international distribution, most well known for the North American Pro-Ski tour and various other ESPN and Prime Network series. Prior to 1983, Mr. Hanock's business activities in the television industry were diversified in the areas of program consulting and international sales for several production houses.

Robert Baruc. Mr. Baruc has been a Director of the Company since November 1995. He has been an Executive Vice President of the Company since April 1994. He has been President and Chief Executive Officer of A Pix Entertainment since August 1993. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as a film and marketing consultant. Mr. Baruc was President of Academy Entertainment, a home video distribution company, from June 1986 to January 1991. Mr. Baruc is currently a director of General Bearing Corporation.


Martin D. Payson. Martin D. Payson has been a Director of the Company since June 1996. From January 1990, when Time Inc., merged with Warner Communications, Inc. ("Warner"), until December 1992, Mr. Payson was Vice Chairman of the Board of Time Warner Inc. Prior to 1990 Mr. Payson held the position of office of the President and General Counsel of Warner. Since departing Time Warner Inc. Mr. Payson has been engaged in numerous business and investment activities. He is currently Chairman of Latin Communications Group, Inc., a privately-held Spanish language media company, a position he has held since July 1997. He is also currently a director of a number of corporations, including the following which are publicly held: Delta Financial Corporation (a New York Stock Exchange listed company); Panavision Inc. (a New York Stock Exchange listed company); and Meridian Sports Incorporated . In addition, Mr. Payson is actively involved in a number of philanthropic organizations including holding the following positions: Chairman of Maimonides Medical Center; a Trustee of Howard University; a Director of The Jewish Theological Seminary; a Trustee of New York University and NYU Law Center Foundation; Vice Chairman Board of Administrators of Tulane University; Director of the Jewish Museum of New York City; and a Director of NAACP Legal Defense and Educational Fund.

Walter M. Craig, Jr. Mr. Craig was elected a Director of the Company in April 1993. He has been the President of The Mezzanine Financial Fund, L.P. ("Mezzanine"), an asset-based lender, since January 1991. Mezzanine provides senior and subordinated debt financing to small and middle market enterprises. He has been President of Core Capital, Inc., a company that factors accounts receivable, since February 1993. Since August 1992, Mr. Craig has served as Executive Vice President and Chief Operating Officer of Helm. Since 1987, he has been a Director of Seitel. Since 1993 he has been a director of Helm and InterSystems.

Lawrence Bishop. Mr. Bishop was elected a Director of the Company in November 1993. Mr. Bishop has been an Executive Vice President of Gray, Seifert & Co., Inc., an investment banking firm, since 1987, and currently is a Director of Synergistics, Inc and the Four M. Corporation.

Daniel T. Murphy. Mr. Murphy has been Chief Financial Officer of the Company since September 1995. He was an Executive Vice President and Chief Financial Officer of InterSystems from July 1985 to September 1997. He has been a director of InterSystems since 1986. Since May 1984, he has been a Vice President and the Chief Financial Officer of Helm. In 1988, he was elected a director of Teletrak.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed pursuant to
Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except for the following: Walter M. Craig, Jr., a director of the Company, failed to timely report the transfer of 7,515 shares of the Company's common stock effectuated in November 1997; Timothy Smith, an executive officer of the Company, failed to timely report the disposition of 1,000 shares of the Company's common stock in April 1997; The High View Fund, L.P., High View Capital Corporation , High View Asset Management Corporation, The High View Fund II, L.P., The High View Fund, Ernest P. Werlin and Peter J. Powers, who because of their relationship to each other could be deemed part of a group owning more than ten percent of the Company's common stock, failed to timely report the disposition of an aggregate of 24,000 shares of the Company's common stock effectuated in December 1997.

Item 10.          EXECUTIVE COMPENSATION

         Set forth below is certain information with respect to cash and noncash compensation awarded, paid or accrued by the Company to its Chief Executive Officer and its four other most highly paid executive officers, who were executive officers as of December 31, 1997 (collectively, the "Named Executive Officers").

                           Summary Compensation Table



                                        Annual Compensation                              Long-Term
Name                                                                                    Compensation        All Other
and Principal                                                                                               Compensation
Position                     Year
                                        Salary            Bonus          Other          Shares of
                                                                         Annual         Common
                                                                         Compen-        Stock
                                                                         sation         Underlying
                                                                                        Options

Herbert M. Pearlman          1997           $105,750        $126,250       ---          12,000                 $50,577 (1)
 Chairman of the             1996             25,750          47,600       ---             ---                  50,577 (1)
 Board
                             1995             25,000          52,615       ---             ---
David M. Fox                 1997            225,000         $75,000       ---          12,000                    ---
  President, CEO             1996            200,000          25,000       ---             ---                    ---
                             1995            173,954          21,697       ---             ---                    ---
Scott Hanock                 1997            190,000          71,250       ---          12,000                    ---

  Managing Director          1996            160,000          12,000       ---             ---                    ---
                             1995            145,200          30,437       ---             ---                 $10,000 (2)
Robert Baruc                 1997            220,000          56,250       ---          12,000                    ---
  Executive Vice             1996            195,000           7,000       ---             ---                    ---
  President
                             1995            149,040          24,000       ---             ---                    ---
Robert Miller                1997            140,080          27,700       ---          41,002                    ---
  Vice President
                             1996            118,000          15,750       ---          95,250                    ---

                                                                    Page 9 of 30

(1)      Consists of life insurance premiums.

(2) Pursuant to Mr. Hanock's employment agreement the amount set forth was deposited into a Rabbi Trust account for Mr. Hanock's benefit. The amount was payable to Mr. Hanock (or his beneficiary) out of such trust over a five-year period commencing on the earlier of his death or upon his reaching the age of 65 years. The amounts deposited were calculated based upon pre-tax profits for 1994 and 1995. During 1996 all amounts deposited in the Rabbi Trust account were disbursed to Mr. Hanock. Commencing with such year, the Company is no longer obligated to deposit any funds into a Rabbi Trust account for Mr. Hanock's benefit.

Stock Options

         The following two tables provide information on stock option grants made to the Named Executive Officers in 1997, options exercised during 1997, and options outstanding on December 31, 1997.

                          Stock Options Grants in 1997


                          Number of                   Percent of total
                          securities                  options granted
                          underlying options          to employees           Exercise price
    Name                  granted                     in 1997                per share             Expiration Date

Herbert M.                  12,000 (1)                  1.9%                   $4.50                   3/31/2007
Pearlman

David M. Fox                12,000 (1)                  1.9%                   $4.50                   3/31/2007

Scott Hanock                12,000 (1)                  1.9%                   $4.50                   3/31/2007

Robert Baruc                12,000 (1)                  1.9%                   $4.50                   3/31/2007

Robert Miller               12,000 (1)                  1.9%                   $4.50                   3/31/2007

Robert Miller               33,500(2)(3)                4.6%                   $4.44                   3/31/2003


1 These options were not exercisable until October 1, 2006 unless the Company had pre-tax profits of at least $1,500,000 during 1997. If pre-tax earnings for 1997 equalled or exceeded $3,000,000, then all of the options would have become exercisable. If the Company's pre-tax earnings for 1997 were between $1,500,000 and $3,000,000, then the options were to become exercisable proportionately, based upon the extent pre-tax earnings exceeded the $1,500,000 threshold. The Company's pre-tax profit for 1997 was $2,293,000. Accordingly, 6,344 of the options are currently exercisable.

2        These options became exercisable on the date of grant.

3 These options were issued in April 1998 but were earned, pursuant to Mr. Miller's employment contract, based upon the distribution fees and commissions of the Company's North American Division accrued for 1997.

 .


                   Aggregated Option Exercises In Last Fiscal
                     Year And Fiscal Year-End Option Values

         The following table sets forth aggregated option exercises in the last year, the number of unexercised options and fiscal year-end values of in-the-money options for the Named Executive Officers.


                                                        Number of Unexer-                   Value of Unexercised
                       Number of                        cised Options at                    In-the Money Options at
                       Shares                           Fiscal Year-End                     Fiscal Year-End (1)
                       Acquired                         ---------------                     -------------------
                       on                Value                             Unexer-                             Unexer-
Name                   Exercise          Realized       Exercisable        cisable          Exercisable        cisable
----                   --------          --------       -----------        -------          -----------        -------

Herbert M.                --                ---           245,203          118,548           $272,299           $128,697
Pearlman

David M. Fox              ---               ---           253,474           90,312            449,873             96,509

Scott Hanock              29,539           $91,971         73,719           43,282             76,808             42,894
                                           (2)

Robert Baruc              ---               ---            58,844            5,656             59,850              ---

Robert Miller             ---               ---           101,594 (3)        5,656               ---               ---



(1) Represents the difference between $4.00, the closing sales price of the Company's Common Stock on December 31, 1997, as reported by the American Stock Exchange, and the exercise price of the option, multiplied by the number of options for each respective person named.

(2) Represents the difference between (i) $4.4375, the closing sales price of the Company's Common Stock on May 29, 1997, the date Mr. Hanock exercised his options, multiplied by the number of shares acquired upon exercise and (ii) the aggregate price paid for the shares upon exercise of the options.

(3) Does not include 33,500 options that were issued to Mr. Miller in 1998 based upon the distribution fees and commissions of the Company's North American Division that were accrued for 1997.

Compensation of Directors
-------------------------

         The Company reimburses travel and other expenses incurred by its directors in connection with attending Board of Director's meetings. Mr. Payson, who became a director of the Company in 1996, was granted options to purchase 50,000 shares of Common Stock in connection with his serving as a director. The options, which were granted in June 1996, expire on June 5, 2006 and have an exercise price of $4.00 per share, which was the market value of the Company's Common Stock on the date the Board authorized the grant. Options to purchase 33,333 shares are currently exercisable. Options to purchase 16,667 shares will become exercisable on June 6, 1998, subject to Mr. Payson's continuing to serve as a director. Other than Mr. Payson, directors have not been compensated for services they render in their capacity as directors.

                              Employment Agreements

Employment Contracts with Named Executive Officers
--------------------------------------------------

         Herbert M. Pearlman is employed under an agreement expiring June 23, 1998. Pursuant to his agreement, Mr. Pearlman is required to devote such amount of time as he, in his discretion, deems necessary for performance of his duties. Mr. Pearlman's employment agreement provides for an annual bonus equal to five percent of the Company's annual pre-tax profits and a salary equal to $26,000, $53,000, $79,312 and $105,750 if the Company's pre-tax profits exceed $650,000, $1,350,000, $1,750,000 and $2,000,000, respectively.

         David Fox is employed under an agreement expiring December 31, 2000, pursuant to which he has been and shall be paid an annual salary of $200,000, $225,000 and $250,000 for 1996, 1997 and 1998, respectively, with a further increase in 1999 and 2000 based on the consumer price index. Mr. Fox was also entitled to receive an annual bonus equal to three percent of the Company's pre-tax profits in excess of $650,000 for 1996 and a bonus equal to four percent of pre-tax profits in excess of $650,000 for 1997. He is entitled to receive a bonus equal to four percent of the Company's pre-tax profits for each subsequent year of the agreement. However, after pre-tax profits have exceeded $7,500,000 with respect to any particular year, Mr. Fox has agreed that the remaining amount of his bonus, if any, for that year will be calculated based upon two percent of the Company's remaining pre-tax profits. For 1996 and 1997, Mr. Fox was entitled to be paid a minimum annual bonus of $25,000.

         Scott Hanock is employed under a contract expiring December 31, 2000, under which Mr. Hanock has been and shall be paid an annual salary of $160,000, $190,000, $200,000 and $220,000 for 1996, 1997, 1998 and 1999 respectively, with a further increase in 2000 based on the consumer price index. Mr. Hanock was entitled to receive an annual bonus equal to 2% of the Company's annual pre-tax profits in excess of $650,000 for 1996. For 1997, Mr. Hanock was entitled to receive an annual bonus equal to the greater of (i) 3% of the Company's pre-tax profits in excess of $650,000 for such year or (ii) 4% of the pre-tax profits of the Unapix International Division ("UID") for such year. For 1998 and each subsequent year, the Company will pay Mr. Hanock an annual bonus equal to the greater of (i) 3% of the Company's pre-tax profits or
(ii) 4% of UID's pre-tax profits. However, after pre-tax profits have exceeded $7,500,000 with respect to any particular year, Mr. Hanock has agreed that the remaining amount of his bonus, if any, for that year will be based upon the greater of (i) 1.5% of the Company's remaining pre-tax profits or (ii) 2% of UID's remaining pre-tax profits. The Company also has agreed to pay Mr. Hanock an additional bonus, for each year of his employment period, equal to 1% of the amount by which sales of UID for each such year exceeded its sales for the prior year. Additionally, he is entitled to receive a bonus equal to one-half percent of all Company sales in the United States of products sold or acquired as a result of the efforts of a UID employee. In no event will the amount of Mr. Hanock's bonus with respect to any particular year be less than 75% of Mr. Fox's bonus for that year.

         Robert Baruc, an Executive Vice President of the Company and the President and Chief Executive Officer of A Pix, is currently employed under an agreement having a term expiring on December 31, 2000, which is automatically renewed for successive four-year periods unless the Company or Mr. Baruc elects to terminate. Under his Agreement, Mr. Baruc has been and is entitled to be paid an annual salary of $195,000, $220,000 and $245,000 for 1996, 1997 and 1998,
respectively, with a further increase in 1999 and 2000 based upon the consumer price index. Mr. Baruc was also entitled to receive an annual bonus equal to 2.25% of the Company's pre-tax profits in excess of $650,000 for 1996 and a bonus equal to 3% of pre-tax profits in excess of $650,000 for 1997. He is entitled to receive a bonus equal to 3% of the Company's pre-tax profits for each subsequent year of the agreement. Similar to Messrs. Fox and Hanock, Mr. Baruc has agreed that after pre-tax profits have exceeded $7,500,000 with respect to any particular year, the remaining amount of his bonus, if any, for that year will be based upon 1.5% of the Company's remaining pre-tax profits. For each fiscal year during his employment term that A Pix's sales for such year have increased by more than 25% of its sales for the immediately preceding year, Mr. Baruc is entitled to receive an additional bonus equal to 1% of such excess, so long as the Company's pre-tax profits are at least 5% of its sales. If the Company's pre-tax profit is less than 5% of its sales for the year, then Mr. Baruc shall be entitled to a bonus that is proportionately reduced to the extent pre-tax profit is under the 5% threshold but still exceeds 2.5% of the Company's sales. Mr. Baruc will not receive any such bonus if the Company's pre-tax profit is not at least 2.5% of its sales for the year. In no event will such sales bonus exceed $100,000 with respect to any particular year . Pursuant to his employment agreement, Mr. Baruc received 52,500 employee common stock purchase options, exercisable at $2.86 per share, all of which have vested. If any options to purchase shares of the Company's common stock are granted to Mr. Fox after January 1, 1996, Mr. Baruc is entitled to receive a grant of options equal to 75% of the amount granted to Mr. Fox and having substantially identical terms.

         Robert Miller is employed under an agreement having a term expiring in February 1999. Under the terms of the Agreement Mr. Miller was paid a salary at an annual rate of $136,000 for 1996. Commencing January 1, 1997 and for each year that he is employed, Mr. Miller's salary is to be increased based upon the consumer price index (resulting in a salary of $140,080 for 1997 and a salary of $144,000 for 1998). Under his agreement Mr. Miller is entitled to receive a bonus equal to 2.5% of all sales commissions or distribution fees received by the Company's North American Division ("NAD Fees") plus 2.5% of all NAD Fees generated from sales with respect to which he was the principal salesperson. Mr. Miller is paid an advance of such bonus of $1,500 per month. In connection with his employment agreement, Mr. Miller was granted 78,750 common stock purchase options having an exercise price of $4.29 per share, all of which are currently exercisable. In addition, the Company has committed to issue an additional aggregate amount of 75,000 common stock purchase options to Mr. Miller subject to the North American Division's attaining certain levels of NAD Fees for the years 1996, 1997 and 1998. The exercise price of each such additional option will be equal to the then current market price of the Company's common stock on the date of such option's issuance and will have a term of five years. Mr. Miller was issued 16,500 and 33,500 such options in March 1997 and 1998 based upon the NAD Fees for 1996 and 1997, respectively.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                                  AND MANAGEMENT

The following table sets forth, as of April 7, 1998, information regarding the stock holdings of each person known to the Company to own beneficially more than 5% of any class of outstanding voting securities of the Company.


   Title                                                              Amount and Nature             Percent
     of                      Name and Address of                        of Beneficial                 of
   Class                      Beneficial Owner                          Ownership (1)                Class
   -----                      ----------------                          -------------                -----

Common Stock                Herbert M. Pearlman                           1,324,880 (2)              19.7%
                            c/o Unapix Entertainment, Inc.
                            537 Steamboat Road
                            Greenwich, Connecticut  06830

Common Stock                The High View Fund, L.P.                      767,534(3)(4)              11.3%
                            805 Third Avenue
                            New York, NY 10022.

Common Stock                The High View Fund                            322,223(4)(5)               5.0%
                            c/o Mees Pierson Fund Services
                               (Bahamas) Limited
                            Windermere House
                            404 East Bay Street
                            P.O. Box SS 6238
                            Nassau, The Bahamas

Common Stock                Legg Mason, Inc.                                891,979 (6)              12.9%
                            c/o Gray, Seifert & Co., Inc.
                            380 Madison Avenue
                            New York, NY  10017
Common Stock                Strategic Growth International,                 570,000 (7)               8.6%
                            Inc.
                            111 Great Neck Road
                            Suite 606
                            Great Neck, New York 11021-
                            5402
Common Stock                David S. Lawi                                   465,831 (8)               7.4%
                            c/o Unapix Entertainment, Inc.
                            537 Steamboat Road
                            Greenwich, Connecticut  06830



   Title                                                              Amount and Nature             Percent
     of                      Name and Address of                        of Beneficial                 of
   Class                      Beneficial Owner                          Ownership (1)                Class
   -----                      ----------------                          -------------                -----

Common Stock                AIM Overseas N.V.                            315,000                     5.2%
                            Luxembourg Information
                            Systems
                            31, BD Prince Felix
                            L-1513 Luxembourg

Common Stock                David M. Fox                                 449,304 (9)                 7.0%
                            c/o Unapix Entertainment, Inc.
                            200 Madison Avenue
                            New York, NY  10016

Common Stock                Robert Baruc                                 346,343 (10)                5.6%
                            c/o Unapix Entertainment, Inc.
                            200 Madison Avenue
                            New York, NY  10016

Preferred Stock*            Legg Mason, Inc.                              99,996 (11)               19.8%
                            c/o Gray, Seifert & Co., Inc.
                            380 Madison Avenue
                            New York, NY  10017

Preferred Stock*            Herbert M. Pearlman                           79,999 (12)               14.8%
                            c/o Unapix Entertainment, Inc.
                            537 Steamboat Road
                            Greenwich, Connecticut  06830

Preferred Stock*            Tradewind Fund                                50,000                     9.8%
                            c/o Harbor Capital Management
                            2701 Summer Street
                            Suite 200
                            Stanford, Connecticut

Preferred Stock*            Martin & Velia Bramante                       38,334                     7.6%
                            45 Peninsula Road
                            Belvedere, CA  94920

Preferred Stock*            David S. Lawi                                 34,166 (13)                6.5%
                            c/o Unapix Entertainment, Inc.
                            93 Mason Street
                            Greenwich, Connecticut  06830

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

         (2) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 97,999 shares that are issuable upon exercise of Class B redeemable common stock purchase warrants ("Class B Warrants"), each having an exercise price of $4.28 per share and expiring on June 22, 1998; 202,109 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and that expire in December 2003 ("Earnings Options"); 76,999 shares issuable upon exercise of warrants having an exercise price of $19.05 per share and that expire in December 2000 ("$19.05 Warrants"); 76,999 shares issuable upon exercise of warrants having an exercise price of $28.57 per share and that also expire in December 2000 ("$28.57 Warrants"); 36,750 shares which are issuable upon exercise of options to purchase Preferred Stock A ("Preferred Stock Options") and the subsequent conversion of such shares of Preferred Stock A (These options have an exercise price of $3.00 per share of Preferred Stock A and expire in January 1999); 6,344 shares that are issuable upon exercise of options having an exercise price of $4.50 per share and expiring March 2007 ("March 2007 Options"); 84,211 shares issuable upon conversion of $400,000 principal amount of notes due in June 2003 (the "June 2003 Notes"); and 50,000 shares issuable upon exercise of common stock purchase warrants that are issuable upon conversion of the June 2003 Notes (the "June 2003 Warrants'), each such warrant having an exercise price of $6.00 per share and expiring June 2003. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

         (3) Consists of the following: 529,334 shares of Common Stock issuable upon conversion of $2,382,000 principal amount of notes due in June 2003; and 238,200 shares issuable upon exercise of warrants, having an exercise price of $6.00 per share, and expiring in June 2003 ("$6.00 Warrants").

         (4) The sole general partner of The High View Fund, L.P. (the "Partnership") is High View Capital Corporation ("HVCC"). The investment manager of The High View Fund (the"Fund") is High View Asset Management Corporation ("HVAM"). The sole holder of voting stock of both HVCC and HVAM is Ernest P. Werlin. Mr. Werlin is a director of HVCC and the sole director of HVAM. Mr. Werlin is also an executive officer of each of HVCC and HVAM. Peter J. Powers is a director and an executive officer of HVCC and is an executive officer of HVAM. Ernest P. Werlin individually beneficially owns a total of 75,556 shares of the Company's

                  Common Stock (which figure consists of 55,556 shares of Common Stock issuable upon conversion of a $250,000 note due in 2003 and 25,000 shares issuable upon exercise of $6.00 Warrants). Peter Powers individually owns a total of 10,000 shares of Common Stock. In addition, HVCC is (i) the general partner of The High View Fund II, L.P. ("Partnership II"), the beneficial owner of 118,578 shares of the Company's Common Stock (consisting of 81,778 shares issuable upon conversion of $368,000 principal amount of notes due in June 2003, and 36,800 shares issuable upon exercise of $6.00 Warrants) and
                  (ii) the investment manager of The High View SSFI Fund, LDC. (the "SSFI Fund"), the beneficial owner of 83,882 shares of Common Stock (consisting of 52,632 shares issuable upon conversion of $250,000 principal amount of notes due in June 2003, and 31,250 shares issuable upon exercise of $6.00 Warrants). Because of their relationship to the Partnership and the Fund, HVCC, HVAM, Partnership II, the SSFI Fund and Messrs. Werlin and Powers could be deemed to have beneficial ownership of the shares owned by such entities, or could be deemed to constitute a group together with such entities. If Messrs. Werlin and Powers, HVCC, HVAM, the Partnership, Partnership II, SSFI Fund and the Fund were deemed to constitute a group, such a group would beneficially own an aggregate of 1,377,773 shares of Common Stock constituting beneficial ownership of 25.4% of the Company's Common Stock. Each of the Partnership, the Fund, Partnership II, the SSFI Fund, HVCC, HVAM and Messrs. Werlin and Powers disclaim beneficial ownership of the shares owned by any other person or entity and disclaims membership in a group.

         (5) Consists of the following: 222,223 shares of Common Stock issuable upon conversion of $1,000,000 of notes due in 2003; and 100,000 shares issuable upon exercise of $6.00 Warrants.

         (6) Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co., Inc. ("Gray Seifert"). All such shares are owned by customers of Gray Seifert, however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. The figure includes the following shares of Common Stock: 5,250 shares of Common Stock issuable upon exercise of Class B Warrants; 104,995 shares of Common Stock issuable upon conversion of Preferred Stock A; 410,054 shares of Common Stock issuable upon exercise of warrants, each of which is exercisable into a share of Common Stock at a price of $3.70 per share and expires on December 31, 2001; 222,222 shares of Common Stock issuable upon conversion of an aggregate principal amount of $1, 000, 000 of notes due in 2003; 100,000 shares of Common Stock issuable upon exercise of $6.00 Warrants; 26,316 shares of Common Stock issuable upon conversion of $125,000 principal amount of June 2003 Notes; and 15,625 shares issuable upon exercise of June 2003 Warrants that are issuable upon conversion of such June 2003 Notes.

         (7) Consists of the following: (i) 300,000 shares that are issuable upon exercise of options having an exercise price of $3.875 per share and expiring in June 2001; and (ii) 270,000 shares that are issuable upon exercise of warrants having an exercise price of $4.50 per share and expiring in December 2001. Richard Cooper is the Chairman of Strategic Growth International, Inc. ("Strategic Growth") and owns 50% of its common stock. Mr. Cooper individually owns 11,000 shares of the Company's Common Stock. Because of his relationship to Strategic Growth he may be deemed to own, in addition to such 11,000 shares, the shares beneficially owned by Strategic Growth. Accordingly, he may be deemed to own 581,000 shares of Common Stock constituting beneficial ownership of 8.8% of the Company's Common Stock. Stanley Altschuler is the President of Strategic Growth and owns 50% of its common stock. Mr. Altschuler individually owns 39,500 Class B Warrants. Because of Mr. Altschuler's relationship to Strategic Growth he may be deemed to own, in addition to such 39,500 warrants, the shares beneficially owned by Strategic Growth. Accordingly, he may be deemed to own 609,500 shares of Common Stock constituting beneficial ownership of 9.2% of the Company's Common Stock.

         (8) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 41,126 shares that are issuable upon exercise of Class B Warrants; 101,056 shares that are issuable upon exercise of Earnings Options; 12,251 shares that are issuable upon exercise of $19.05 Warrants; 12,251 shares that are issuable upon exercise of $28.57 Warrants; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (9) Includes the following shares of Common Stock: 95,537 shares issuable upon exercise of options having an exercise price of $1.10 per share and expiring six months after the end of Mr. Fox's employment term; 26,250 shares that are issuable upon exercise of Class B Warrants; 151,593 shares issuable upon exercise of Earnings Options; 24,937 shares that are issuable upon exercise of $19.05 Warrants; 24,937 shares that are issuable upon exercise of $28.57 Warrants; 17,499 shares issuable upon conversion of Preferred Stock A and 6,344 shares that are issuable upon exercise of March 2007 Options. Also includes the following as to which Mr. Fox disclaims beneficial ownership: 10,237 shares owned by Mr. Fox's wife; 1,312 shares that are issuable upon exercise of $19.05 Warrants and 1,312 shares that are issuable upon exercise of $28.57 Warrants that are also owned by Mr. Fox's wife.

         (10) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; 26,250 shares that are issuable upon exercise of $19.05 Warrants; 26,250 shares that are issuable upon exercise of $28.57 Warrants; and 6,344 shares that are issuable upon exercise of March 2007 Options.

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

         (12) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (13) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.


                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of April 7, 1998, information concerning the beneficial ownership of each class of equity securities by each director, nominee, Named Executive Officer (as defined in "Executive Compensation"), and by all executive officers and directors as a group.

                      Shares and Percent of Common Stock or
                    Preferred Stock A - Owned Beneficially as
                              of April 7, 1998 (1)
                    -----------------------------------------


                                                      Common                   Percent      Preferred           Percent
Name                                                  Stock                  of  Class      Stock (2)          of Class

Herbert M. Pearlman                              1,324,880   (3)                19.7 %     79,999   (4)           14.8%

David S. Lawi                                      465,831   (5)                 7.4 %     34,166   (6)            6.5%

David M. Fox                                       449,304   (7)                 7.0 %     16,666                  3.3%

Scott Hanock                                       248,342   (8)                 4.0 %      8,333                  1.6%

Robert Baruc                                       346,343   (9)                 5.6 %      8,333                  1.6%

Martin D. Payson                                   130,555  (10)                  2.1%        ---                  ---

Lawrence Bishop                                    251,823  (11)                  4.0%        ---                  ---

Walter M. Craig, Jr.                                58,152  (12)                  1.0%        ---                  ---

Robert Miller                                      137,094  (13)                  2.2%        ---                  ---

Timothy Smith                                       75,678  (14)                  1.2%        ---                  ---

All directors and executive officers             3,716,587  (15)                 44.7%    159,496  (16)           28.6%
as a group (13 persons)


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

         (3) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 97,999 shares that are issuable upon exercise of Class B Warrants; 202,109 shares that are issuable upon exercise of Earnings Options; 76,999 shares issuable upon exercise of $19.05 Warrants; 76,999 shares issuable upon exercise of $28.57 Warrants; 36,750 shares which are issuable upon exercise of Preferred Stock Options and the subsequent conversion of the underlying shares of Preferred Stock A; 6,344 shares that are issuable upon exercise of March 2007 Options; 84,211 shares issuable upon conversion of $400,000 principal amount of June 2003 Notes; and 50,000 shares issuable upon exercise of June 2003 Warrants. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

         (4) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (5) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 41,126 shares that are issuable upon exercise of Class B Warrants; 101,056 shares that are issuable upon exercise of Earnings Options; 12,251 shares that are issuable upon exercise of $19.05 Warrants; 12,251 shares that are issuable upon exercise of $28.57 Warrants; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (6) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (7) Includes the following shares of Common Stock: 95,537 shares issuable upon exercise of options having an exercise price of $1.10 per share and expiring six months after the end of Mr. Fox's employment term; 26,250 shares that are issuable upon exercise of Class B Warrants; 151,593 shares issuable upon exercise of Earnings Options; 24,937 shares that are issuable upon exercise of $19.05 Warrants; 24,937 shares that are issuable upon exercise of $28.57 Warrants; 17,499 shares issuable upon conversion of Preferred Stock A and 6,344 shares that are issuable upon exercise of March 2007 Options. Also includes the following as to which Mr. Fox disclaims beneficial ownership:
                  10,237 shares owned by Mr. Fox's wife ; 1,312 shares that are issuable upon exercise of $19.05 Warrants and 1,312 shares that are issuable upon exercise of $28.57 Warrants that are also owned by Mr. Fox's wife.

         (8) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 67,375 shares issuable upon exercise of Earnings Options; 26,250 shares that are issuable upon exercise of $19.05 Warrants; 26,250 shares that are issuable upon exercise of $28.57 Warrants; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (9) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; 26,250 shares that are issuable upon exercise of $19.05 Warrants; 26,250 shares that are issuable upon exercise of $28.57 Warrants; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (10) Consists of: 55,555 shares issuable upon conversion of a $250,000 note due on June 30, 2003; 25,000 shares issuable upon exercise of $6.00 Warrants; and 50,000 shares issuable upon exercise of options, having an exercise price of $4.00 per share, and expiring on June 5, 2006.

         (11) Includes 31,500 shares of Common Stock owned by a partnership of which Mr. Bishop is a general partner (the "Partnership"); 26,250 shares that are issuable upon exercise of $19.05 Warrants; 26,250 shares that are issuable upon exercise of $28.57 Warrants; 15,750 shares of Common Stock issuable upon exercise of Class B Warrants owned by the Partnership; 78,948 shares of Common Stock issuable upon conversion of $375,000 principal amount of June 2003 Notes owned by the Partnership; and 46,875 shares issuable upon exercise of June 2003 Warrants that are issuable upon conversion of the June 2003 Notes owned by the Partnership.

         (12) Includes 26,950 shares of Common Stock issuable upon exercise of Earnings Options; 10,500 shares that are issuable upon exercise of $19.05 Warrants; and 10,500 shares that are issuable upon exercise of $28.57 Warrants.

         (13) Includes 78,750 shares issuable upon exercise of options having an exercise price of $4.29 per share and expiring in June 2001; 16,500 shares issuable upon exercise of options having an exercise price of $4.44 per share and expiring in March 2002; 6,344 shares that are issuable upon exercise of March 2007 Options; and 33,500 shares issuable upon exercise of options having an exercise price of $4.44 per share and expiring in March 2003.

         (14) Includes 16,667 shares issuable upon exercise of options having an exercise price of $4.00 per share and expiring in June 2001; 10,000 shares that are issuable upon exercise of options, having an exercise price of $4.50 per share and expiring June 2002, 6,344 shares that are issuable upon exercise of March 2007 Options; 25,000 shares that are issuable upon exercise of options having an exercise price of $4.81 per share and expiring in November 2002; and 16,667 shares issuable upon exercise of options having an exercise price of $4.56 per share and expiring in January 2008.

         (15)     Includes all shares described in footnotes (3), (5), (7), (8),
                  (9), (10), (11), (12), (13) and (14) above as well as the
                  following shares of Common Stock: 12,598 shares issuable upon conversion of shares of Preferred Stock A; 72,346 shares issuable upon exercise of options having an exercise price of $2.86 per share; 1,050 shares that are issuable upon exercise of options having an exercise price of $5.00 per share; 1,575 shares that are issuable upon exercise of Class B Warrants; 36,750 shares that are issuable upon exercise of $19.05 Warrants; 36,750 shares that are issuable upon exercise of $28.57 Warrants; 12,690 shares that are issuable upon exercise of March 2007 Options; 10,000 options having an exercise price of $4.56 per share expiring February 2007; and 3,333 shares issuable upon exercise of options having an exercise price of $4.56 per share and expiring January 2008.

         (16)     Includes all shares described in footnotes (4) and (6) above.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1993 the Company agreed to develop a joint venture for the purpose of funding the acquisition by A Pix Entertainment of the distribution rights to independently produced films. The initial investors were: Messrs. Pearlman and Lawi, who are executive officers and directors of the Company; a partnership of which Mr. Bishop, a director of the Company, is the general partner (the "Bishop Partnership"); and an investor who is a customer of Gray, Seifert & Co., Inc. ("Gray Seifert"), an investment advisory firm of which Mr. Bishop is an Executive Vice President. In December 1993 and the first and second quarters of 1994 Messrs. Pearlman and Lawi, the Bishop Partnership and the customer of Gray Seifert invested $100,000, $50,000, $150,000 and $50,000, respectively. In January 1996 and 1997, Mr. Pearlman invested approximately another $53,000 and $47,600, respectively, and Mr. Lawi invested approximately another $26,000 and $23,800, respectively. Such investments are sometimes hereinafter referred to as "Film Acquisition Investments". Pending the execution of formal agreements, the $500,400 was treated as demand loans. The oral agreement with respect to the joint venture provided for the following: (i) a term to be determined; (ii) the venture's recoupment of 110% of its investment in any one film from the first dollars of gross receipts; (iii) the venture's receipt of up to 20% of the net profits of each film in which it invests; (iv) roll-over of the venture's receipts into other films; and (v) any shortfall of investment in a film to be paid in shares of Common Stock of the Company issued at market or, if market is less than $2.85 a share, at the lower of $2.85 or 125% of market. The initial investments were fully utilized to acquire film distribution rights. Messrs. Pearlman and Lawi, the Bishop Partnership and the Gray Seifert customer received 10,500, 5,250, 15,570 and 5,250 Class B Warrants, respectively, in connection with their investments.

           In February 1998, Mr. Pearlman, the Bishop Partnership and the customer of Gray Seifert rolled-over their Film Acquisition Investments into an investment in 10% Convertible Subordinated Notes due June 30, 2003 (the "June 2003 Notes"). The June 2003 Notes are convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Common Stock at a conversion price of $4.75 per share. In addition, for every $1,000 principal amount of the June 2003 Notes that is converted, the holders will receive warrants to purchase 125 shares of Common Stock at an exercise price of $6.00 per share, expiring June 30, 2003 (the "June 2003 Warrants"). If a holder of the June 2003 Notes converts prior to September 1, 1999 (the first date that at the Company's option it could redeem the notes), the holder will also receive an amount equal to 75% of the interest that would have accrued on the notes, had they not been converted, from the date of conversion through September 1, 1999. The exercise price of the June 2003 Warrants may be reset on each of September 1, 1998 and March 1, 1999 if the "market price" (as defined) of the Company's Common Stock is less than $4.75 on either such date, but not less than $5.25 with respect to the September 1, 1998 reset and not less than $4.75 with respect to the March 1, 1999 reset. The value of Mr. Pearlman's Film Acquisition Investment was approximately $400,000 on the date he exchanged it for an equivalent principal amount of Notes. The Bishop Partnership's and the Gray Seifert customer's Film Acquisition Investments had an aggregate value of approximately $500,000 on the date they exchanged them for an equivalent principal amount of Notes. At the same time that Mr. Pearlman, the Bishop Partnership and the Gray Seifert customer rolled-over their Film Acquisition Investments, the Company redeemed Mr. Lawi's Film Acquisition Investment, which had a value of approximately $200,000 on the date of redemption, in exchange for a $200,000 principal amount promissory note, bearing interest at a rate of 10% per annum and payable on demand.

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

           During 1996, 1997 and to date in 1998, management of Helm has provided various administrative, managerial, financial, legal and accounting services to the Company. The Company paid Helm $182,000 and $132,000 for such services rendered in 1996 and 1997, respectively.

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

           In June 1995 the Company and A Pix Entertainment entered into a credit facility (the "Atlantic Facility") with Atlantic Bank of New York (the "Bank") providing for revolving loans totaling up to $2,500,000. Mr. Pearlman and The Mezzanine Financial Fund, L.P. ("Mezzanine") were contingently liable to pay outstanding amounts under the Atlantic Facility up to $300,000 in the aggregate. Messrs. Pearlman and Lawi are officers, directors and principal stockholders of the general partner of Mezzanine. In addition, Messrs. Pearlman and Lawi are executive officers, directors and principal stockholders of Helm Resources, Inc. ("Helm"), which owns approximately [9%] of the limited partnership interests of Mezzanine. Mr. Craig is an officer and director of Helm. In consideration of its financial accommodation, Mezzanine was entitled to receive 7,875 Class B Warrants for every year that its accommodation was in effect and $500 per month during the term of the accommodation and during which amounts were outstanding under the Atlantic Facility. The Company and A Pix Entertainment were obligated to repay any sums that Mezzanine was required to pay to the Bank, and in order to secure this obligation, the Company and A Pix Entertainment granted Mezzanine a security interest in substantially all of their assets, which was subordinated to the Bank's security interest. In May 1997 the Company replaced the Atlantic Facility with a new credit facility with Imperial Bank (the "Imperial Facility"). Proceeds from the Imperial Facility were used to repay the Atlantic Facility in full.

           In September 1995 the Company extended an offer to its officers, directors and certain consultants pursuant to which they could exercise any of the Company's Class A Warrants then owned by them by borrowing the exercise price of $3.14 per share from the Company . Outstanding amounts of principal of such loans bear interest at 6.2% per annum. Payment of principal and interest is due on December 31, 2000, or if earlier, on the date the shares purchased upon exercise (the "Underlying Shares") are sold. The loans are secured by a security interest in the Underlying Shares. In the event of non-payment, the Company's recourse is limited to exercising its rights with respect to such security interest. Messrs. Pearlman, Fox and Lawi exercised, 102,780, 23,979 and 24,651 Class A Warrants, respectively, pursuant to the Company's offer. In April 1998, Mr. Fox obtained the release of the Company's security interest in his 23,979 Underlying Shares by replacing the non-recourse loan with a full recourse loan bearing interest at 6.2% per annum and secured by a pledge of 9,381 shares of Common Stock.

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

           In August 1996 the Company effectuated the merger of A Pix Entertainment with and into the Company under Delaware Law. Robert Baruc, the President of A Pix Entertainment and an Executive Vice President and Director of the Company, was the owner of 9.5% of the capital stock of A Pix Entertainment, and received 200,000 shares of the Company's Common Stock with respect to the merger. The valuation was based upon the recent growth and profitability of A Pix Entertainment. The Company owned 90.5% of the capital stock of A Pix Entertainment prior to the merger.

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

           During the fourth quarter of 1996 and the first and second quarters of 1997, the Company paid a total of $337,500 and issued an aggregate of 270,000 common stock purchase warrants, each having an exercise price of $4.50 per share and expiring in December 2001, to Strategic Growth as a finder's fee in connection with private placements of the Company's securities. Securities that were sold consisted of units ("Units"), each priced at $250,000 and comprised of : (i) a $250,000 principal amount 10% Convertible Subordinated Note due in 2003 convertible into the Company's common stock at a price of $4.50 per share; and
(ii) twenty-five thousand $6.00 Warrants.

            During the fourth quarter of 1996, The High View Fund, L.P. (the "Partnership") purchased a total of eight Units and The High View Fund (the "Fund") purchased a total of four Units , for an aggregate purchase price of $3,000,000. As a result of such purchases, the Partnership and the Fund became beneficial owners of over 5% of the Company's common stock. During the second quarter of 1997, the Partnership purchased another 1.5 Units and the Fund purchased another 1.5 Units for an aggregate purchase price of $750,000. The sole general partner of the Partnership is High View Capital Corporation ("HVCC"). The investment manager of the Fund is High View Asset Management Corporation ("HVAM"). The sole holder of voting stock of both HVCC and HVAM is Ernest P. Werlin. Mr. Werlin is a director of HVCC and the sole director of HVAM; he is also the President and Treasurer of both HVCC and HVAM. Mr. Werlin purchased one Unit in January 1997 for a purchase price of $250,000. In February 1998 the Highview SSFI Fund LDC ("Highview SSFI") purchased $250,000 principal amount of notes due June 30, 2003. The notes were identical to the June 2003 Notes, except that the conversion price of $4.75 per share is subject to reset on September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50, respectively, and the exercise price ($6.00 per share) of the warrants issuable upon conversion of such notes is not subject to reset as is the case with the June 2003 Warrants. The investment manager of Highview SSFI is HVCC. See "Security Ownership of Certain Beneficial Owners and Management."

           In December 1997 and January 1998, the Company obtained short term loans from Mezzanine Financial Corp. ("Mezzanine"; such loan being referred to as the "Mezzanine Loan") and also from Messrs. Pearlman and Lawi (the "Pearlman and Lawi Loans"). Collectively, the Mezzanine Loan and the Pearlman and Lawi Loans are referred to as the "Short Term Loans". Mezzanine is a wholly-owned subsidiary of Helm Capital Group, Inc. ("Helm") Messrs. Pearlman and Lawi are officers, directors and stockholders of the Company and Helm. In addition, Walter M. Craig, Jr., a director of the Company, is also an officer, director and stockholder of Helm and Daniel T. Murphy, the Company's Chief Financial Officer, is a stockholder of Helm and its Chief Financial Officer. The loans were extended in order to enable the Company to fund program acquisitions in accordance with its current expansion plans pending the completion of a private placement of convertible notes due June 30, 2003. The Company usually charges interest of between 1.25% and 1.5% per month on the advances it extends to producers in connection with program acquisitions.

           The Mezzanine Loan was in the amount of $750,000 with a maturity date of December 31, 1998. Interest accrued at an annual rate of 15%. Mezzanine also received 12,500 common stock purchase warrants ("Mezzanine Warrants"). Each Mezzanine Warrant has a term expiring on June 30, 2003 and entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share. Mezzanine was granted a security interest in substantially all of the Company's assets to secure the facility.

           The Pearlman and Lawi Loans were demand loans in the aggregate amount of $250,000; $150,000 of which was extended by Mr. Pearlman and $100,000 of which was extended by Mr. Lawi. Outstanding amounts under the Pearlman and Lawi Loans accrued interest at the rate of 1% per month.

           The Company repaid, without premium or penalty, the Short Term Loans in full in February 1998; $900,000 principal amount of Short Term Loans was repaid in cash from the proceeds of the private placement of notes completed during that month, and $100,000 principal amount of the Mezzanine Loan was retired by the Company's exchanging $100,000 principal amount of June 2003 Notes for such amount.

                                    SIGNATURE

         In accordance with Rule 12b-15 under the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNAPIX ENTERTAINMENT, INC.




                                       By: /s/  David M. Fox
                                           ---------------------------------
                                            Name: David M. Fox
                                            Title:   Chief Executive Officer


Date: April 30, 1998