Form 10QSB
period 1998-03-31
UNAPIX ENTERTAINMENT INC
filed 1998-05-15
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission File Number 1-11976


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

                                 Yes |X| No |_|

As of March 14, 1998 there were 6,050,587 shares of the Company's common stock outstanding.

                                                           No Exhibits

                           UNAPIX ENTERTAINMENT, INC.
                           Consolidated Balance Sheet
                    (In thousands, except per share amounts)

                                                                       March 31,
                                                                         1998
                                                                       ---------

                                     ASSETS

Cash and cash equivalents                                              $    712
Accounts receivable- trade, net of allowances
   of $1,554                                                             14,127
Film costs, net                                                          27,332
Product inventory                                                         1,950
Property and equipment, net                                                 687
Other assets                                                              3,991
Excess of cost over fair value of net assets
   acquired                                                               2,959
                                                                       --------
  Total Assets                                                         $ 51,758
                                                                       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :

Accounts payable and accrued expenses                                  $  7,335
Deferred income taxes                                                     1,175
Royalty payable                                                           3,869
Bank line of credit                                                       6,477
Affiliate payable                                                           200
Variable rate senior subordinated notes                                   2,875
10% convertible subordinated notes                                       12,580
                                                                       --------
  Total Liabilities                                                    $ 34,511
                                                                       --------


Stockholders' Equity :

Common stock $.01 par value per share; 40,000
   authorized; 6,042 shares issued and
   outstanding                                                               60
Cumulative convertible series A 8% preferred
   stock,  $.01 par value per share; 3,000
   authorized; 505 issued and outstanding
   (aggregate liquidation preference of $1,547)                               5
Additional paid-in capital                                               18,054
Notes receivable from equity sales                                       (2,016)
Retained earnings                                                         1,144
                                                                       --------
  Total Stockholders' Equity                                           $ 17,247
                                                                       --------
  Total Liabilities and Stockholders' Equity                           $ 51,758
                                                                       ========

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                               For the Three
                                                           Months Ended March 31
                                                             1998         1997
                                                             ----         ----
Revenues:
      Licensing and distribution                           $ 3,062      $ 2,809
      Home video                                             4,901        3,628
                                                           -------      -------
                                                             7,963        6,437
                                                           -------      -------

Operating costs:
      Licensing and distribution                             1,968        1,932
      Home video                                             2,543        2,417
      General and administrative expenses                    2,546        1,535
                                                           -------      -------

                                                             7,057        5,884
                                                           -------      -------
Income from operations                                         906          553

Interest expense and financing expense, net                   (341)        (152)
                                                           -------      -------

Income before taxes                                            565          401

Provision for income taxes                                     224          165
                                                           -------      -------

Net income                                                 $   341      $   236
                                                           =======      =======

Net income per basic common share                          $   .05      $   .04
                                                           =======      =======
Net income per diluted common share                        $   .05      $   .03
                                                           =======      =======

Average number of basic common shares outstanding            6,029        5,382
                                                           =======      =======
Average number of diluted common shares
     outstanding                                             6,807        6,053
                                                           =======      =======

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               For the Three
                                                          Months Ended March 31,

                                                            1998        1997
                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   341    $   236
   Adjustments to reconcile net income to net cash
     used by operating activities:
      Amortization and depreciation                          3,078      2,425
      Deferred income taxes                                    178        182
      Accretion of debentures discount                          27         16
      Film rights received                                    (368)        --
      Decrease (increase) in accounts receivable, net          228     (1,498)
      (Increase) decrease in product inventory                (297)        16
      Increase in other assets                                (594)      (625)
      Increase in accounts payable and
        accrued expenses                                       597      1,705
      Increase in royalties payable                            124        878
                                                           -------    -------
Total cash flows provided by operating activities            3,314      3,335
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Film cost expenditures                                   (6,642)    (4,818)
   Purchase of property and equipment                          (50)      (136)
   Acquisition of subsidiary                                    --       (707)
                                                           -------    -------
Total cash flows used by investing activities               (6,692)    (5,661)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from 10% convertible notes private
      placement                                              4,063        500
   Net borrowings (repayment) under bank line of
      credit                                                  (316)     1,387
   Advances from affiliates                                    700         --
   Repayments to affiliates                                   (900)        --
   Proceeds from warrant and option exercises                  120        103
   Proceeds from employee notes receivable                       1          3
   Private placement expenditures                               (3)       (42)
                                                           -------    -------
Total cash flows from financing activities                 $ 3,665    $ 1,951
                                                           -------    -------

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                                 (In thousands)

                                                              For the Three
                                                          Months Ended March 31,

                                                               1998       1997
                                                               ----       ----

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             $   287     $  (375)

CASH AND EQUIVALENTS AT BEGINNING OF
      PERIOD                                                    425         659
                                                            -------     -------
CASH AND EQUIVALENTS AT END OF PERIOD                       $   712     $   284
                                                            =======     =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Warrants issued                                           758          33
      Film cost additions (decreases)                          (568)       (210)
      Acquisition of subsidiary                                  --       1,400
      Conversion of accrued liability to acquisition
          fund payable                                           --          71
                                                            -------     -------

                                                            $   190     $ 1,294
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                $   140     $    25
                                                            =======     =======

      Cash paid for taxes                                   $    48     $    18
                                                            =======     =======

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

2. Financing

On May 2, 1997, the Company entered into a revolving credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $7,000,000. The Facility was amended on March 25, 1998 to provide for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (9.75% at March 31, 1998). The Company paid facility fees of $112,500 and is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. The term of the facility expires on September 30, 1998. Outstanding amounts under the facility are secured by a security interest in substantially all of the Company's assets.

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

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated notes due June 30, 2003 ("Notes") convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively.

For every $1,000 principal amount converted, the holder will receive warrants to purchase 125 shares of common stock (an aggregate of 656,250) at $6.00 per share expiring June 30, 2003. If a holder converts the Note prior to September 1, 1999, the holder will receive an amount equal to 75% of the interest which would have accrued from the date of conversion through September 1, 1999. The Company also issued warrants expiring June 30, 2003 to purchase 42,500 shares of common stock at $6.00 per share as a placement fee. Notes in the principal amount of $900,000 were issued to certain investors in a film acquisition fund in exchange for their interests therein.

Short term loans of $1,000,000 were obtained, of which $300,000 was received in December 1997 and $700,000 in January 1998 from Mezzanine Financial Corp. ($750,000), the Chairman ($150,000) and the Secretary ($100,000) in order to enable the Company to fund program acquisitions in accordance with its expansion plans pending the completion of the private offering of 10% convertible notes. The Chairman and Secretary are also officers and directors of Mezzanine Financial Corp. Upon completion of the offering of Notes, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of Notes.

                           UNAPIX ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

3. Film costs

The Company's film costs include:
                                                     March 31,
                                                       1998
                                                  --------------
                                                  (In thousands)

                  Films released                     $ 63,178
                  Accumulated amortization            (44,617)
                                                       18,561
                  Films completed but not released      3,972
                  Films in process                      4,799
                                                     --------
                                                     $ 27,332
                                                     ========

      4. Net income (loss) per common share

Net income (loss) per basic common share ("EPS") is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

Net income per diluted share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.


                                          Three Months Ended March 31,
                                          ----------------------------
                                                1998    1997
                                                ----    ----

Weighted average basic shares outstanding 6,029 5,382 Effect of dilutive securities:
     Options                                     597     561
     Warrants                                    181     110
                                                 ---     ---

Weighted average dilutive shares outstanding   6,807   6,053
                                               =====   =====


                                          Three Months Ended March 31,
                                          ----------------------------
                                                1998     1997
                                                ----     ----
Net income as  reported                        $ 341    $ 236
Preferred stock dividends                        (30)     (32)
                                               -----    -----

Total income used for earnings per share       $ 311    $ 204
                                               =====    =====

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997

Revenues for the three months ended March 31, 1998 increased by 24% to $7,963,000 from $6,437,000 in the same three month period in 1997. This increase in revenues is largely the result of the increase in home video revenues of 35% to $4,901,000, as compared to $3,628,000 in 1997. The increase is due to aggressive video sell-through market penetration as well as a full quarter's contribution from the acquisition of Miramar Images, Inc., which occurred late in the first quarter of 1997. Home video revenues would have been higher had the Company not deferred a release until later in the year to give it the opportunity to be a premiere on HBO. The increase also reflects an increase in licensing and distribution revenues by 9% to $3,062,000 as compared to $2,809,000 in 1997. This increase reflects the Company's continued growth in higher quality non-fiction product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1998. The Company expects to recognize continued growth in the Home Video market through the remainder of 1998. This growth should be generated by Miramar Images, Inc. continuing to phase into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs have increased by 2% to $1,968,000 from $1,932,000 in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above. Home video costs for the three months ended March 31, 1998 increased by 5% to $2,543,000 from $2,417,000 as compared to the corresponding period in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $2,546,000 for the three months ended March 31, 1998, as compared to $1,535,000 in the same period in 1997, an increase of $1,013,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

The Company had income from operations of $906,000 for the three months ended March 31, 1998, as compared to $553,000 in the same period in 1997. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense net increased to $341,000 in 1998 from $152,000 in 1997. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.

The Company had income before taxes of $565,000 for the three months ended March 31, 1998 as compared to income before taxes of $401,000 for the corresponding three month period in 1997. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell through markets and the licensing and distribution markets increase in 1998, the impact on operations should continue to be favorable.

                           UNAPIX ENTERTAINMENT, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

      Liquidity and Capital Resources

For the three months ended March 31, 1998, operating activities provided cash of $3,314,000. The Company used $6,692,000 in investing activities which consisted primarily of $6,642,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by cash on hand, and the proceeds of the private offerings of 10% Convertible Subordinated Notes, described below.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $4,000,000 as of March 31, 1998, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financing described below), operating cash flows, its line of credit and other potential financing.

The Company's revolving credit facility (the "Facility") with Imperial Bank (the "Bank") was amended on March 25, 1998 to provide for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment (see footnote 2 for further details). The proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming. As of March 31, 1998, under the Imperial Facility, the Company had borrowed $6,477,000 and had remaining availability of $2,900,000.

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively. Notes in the principal amount of $900,000 were issued to certain investors in a film acquisition fund in exchange for their interests therein. Upon completion of the offering, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of 10% convertible notes (see note 2).

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

Except for the historical information contained herein, the matters discussed are forward-looking statements that are subject to risks and uncertainties, including the inherent unpredictability of the entertainment industry in which a success of a product depends upon factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production or other costs, as well as the other factors described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (which has been filed with the Securities and Exchange Commission). The highlighted risks should not be assumed to be the only things to affect the Company's future performance.

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

Items 1 and 3 are not applicable.

Item 2. Changes in Securities

      (a) and (b) are not applicable

      In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated notes due June 30, 2003 ("Notes"), convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50, respectively. For every $1,000 principal amount converted, the holder will receive warrants to purchase 125 shares of common stock (an aggregate of 656,250) at $6.00 per share expiring June 30, 2003. If a holder converts the Note prior to September 1, 1999, (the first date that the Notes can be redeemed at the Company's option), the holder will receive an amount equal to 75% of the interest which would have accrued from date of conversion through September 1, 1999.

      Forum Capital Markets LLC ("Forum") acted as placement agent with respect to $4,250,000 aggregate principal amount of such Notes, which were sold to accredited investors for an aggregate gross purchase price equal to the face amount thereof. A fee equal to 5% of the gross proceeds (i.e. a fee of $212,500) was paid in cash to Forum and Forum also received warrants to purchase 42,500 shares of common stock at $6.00 per share expiring June 30, 2003 as part of its placement fee.

      The remaining $1,000,000 principal amount of Notes was issued as follows: an aggregate of $900,000 principal amount of Notes was issued to three investors in exchange for their existing investments in the Company, which investments had values equivalent to the principal amount of the Notes for which they were exchanged (of such $900,000 of Notes: $400,000 was issued to Herbert M. Pearlman, the Company's Chairman of the Board; and an aggregate of $500,000 was issued to a partnership (the "Bishop Partnership") of which Lawrence Bishop, a director of the Company, is a general partner and to a customer of Gray Seifert & Co., Inc. ("Gray Seifert"), an investment advisory firm of which Lawrence Bishop is an executive officer); and $100,000 principal amount of Notes was issued to Mezzanine Financial Corp. ("Mezzanine") in exchange for an equivalent amount of indebtedness. The Notes that were issued to Mr. Pearlman, the Bishop Partnership , the Gray Seifert customer and Mezzanine did not provide for a reset of the conversion price on September 1, 1998 or March 1, 1999, instead the exercise price of the warrants issuable upon conversion of the Notes may be reset on such dates if the "market price" (as defined) of the Company's common stock is less than $4.75 on either such date, but the exercise price will not, in any event, be adjusted to a price less than $5.25 with respect to the September 1, 1998 reset or not less than $4.75 with respect to the March 1, 1999 reset.

      All of the Notes were issued pursuant to the exemption contained in
Section 4(2) of the Act.

      In February 1998 the Company issued 12,500 common stock purchase warrants to Mezzanine (the "Mezzanine Warrant"). Each Mezzanine Warrant has a term expiring on June 30, 2003 and entitles the holder to purchase one share of Common Stock at an exercise price of $6.00 per share. The Mezzanine Warrants were issued as part of the consideration for an aggregate of $750,000 short term loans extended to the Company by Mezzanine in December 1997 and January 1998, which were repaid in February 1998. The Mezzanine Warrants were issued pursuant to the exemption contained in Section 4(2) of the Act.

      In the first quarter of 1998 the Company granted a total of 198,500 common stock purchase options to employees, 165,000 of which have an exercise price of $4.56 per share (which was the closing sales price, as reported by the American Stock Exchange (the "AMEX"), of the Company's common stock on the date of grant) and expire January 8, 2008 and 33,500 of which have an exercise price of $4.44 per share (which was also the closing sales price, as reported by the AMEX, of the Company's common stock on the date of grant) and expire in March 2003. All of the options are subject to the grantee's continuing to provide services to the Company and were issued pursuant to the exemption contained in Section 4(2) of the Act.

      A total of 973 shares of common stock are issuable to a public relations firm as partial consideration for services rendered during the first quarter of 1998. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

Item 4. Submissions of matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

                  Financial Data Schedule

      b)    Reports on Form 8-K

                  None

                           UNAPIX ENTERTAINMENT, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Unapix Entertainment, Inc.


/s/ Daniel T. Murphy  Chief Financial Officer                March 14, 1998
----------------------
  Daniel T. Murphy

                                  EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------

    27                          Financial Data