Form 10-Q
period 1998-06-30
UNAPIX ENTERTAINMENT INC
filed 1998-08-20
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11976

                           UNAPIX ENTERTAINMENT, INC.
                    -----------------------------------------
                     (Exact name of small business issuer as

                              specified in charter)

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

                                  212-252-7600
                               ------------------
                           (Issuer's Telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

As of August 14, 1998 there were 7,490,038 shares of the Company's common stock outstanding.

                           UNAPIX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                                                June 30,
                                                                                  1998
                                                                                --------
                                ASSETS
Cash and cash equivalents                                                       $  2,973
Accounts receivable- trade, net of allowances of 1,200                            15,451
Film costs, net                                                                   30,302
Product inventory                                                                  2,406
Property and equipment, net                                                          785
Other assets                                                                       4,387
Excess of cost over fair value of net assets acquired                              2,916
                                                                                --------
  Total Assets                                                                  $ 59,220
                                                                                ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :

Accounts payable and accrued expenses                                           $  5,640
Deferred income taxes                                                              1,162
Royalty payable                                                                    4,640
Bank line of credit                                                                9,018
Deferred revenue                                                                   1,072
Variable rate senior subordinated notes                                            2,887
10% convertible subordinated notes                                                13,308
                                                                                --------
  Total Liabilities                                                             $ 37,727
                                                                                --------

Stockholders' Equity :

Common stock $.01 par value per share; 40,000 authorized;
    7,137 shares issued and outstanding                                               71
Preferred stock; $.01 par value; 3,000 authorized
    Cumulative convertible series A 8% preferred stock,;
    501 issued and outstanding (aggregate liquidation
    preference of $1,503)                                                              5
Additional paid-in capital                                                        22,231
Notes receivable from equity sales                                                (2,025)
Retained Earnings                                                                  1,211
                                                                                --------
  Total Stockholders' Equity                                                    $ 21,493
                                                                                --------
  Total Liabilities and Stockholders' Equity                                    $ 59,220
                                                                                ========


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                      For the Three Months Ended June 30

                                                        1998                       1997
                                                        ----                       ----
Revenues:
      Licensing and distribution                      $2,737                     $3,328
      Home video                                       6,031                      4,207
                                                      ------                     ------
                                                       8,768                      7,535

Operating costs:
      Licensing and distribution                       1,829                      2,366
      Home video                                       3,426                      2,613
      General and administrative expenses              2,869                      1,807
                                                      ------                     ------
                                                       8,124                      6,786
                                                      ------                     ------

fIncome from operations                                   644                        749

Interest and debt expense, net                           532                        297
                                                      ------                     ------
Income before taxes                                      112                        452

Provision for income taxes                                45                        197
                                                      ------                     ------
Net income                                            $   67                     $  255
                                                      ======                     ======

Net income per share
   Basic                                              $  .01                     $  .04
                                                      ======                     ======
   Diluted                                            $  -                       $  .04
                                                      ======                     ======

Average number of shares
   Basic                                               6,143                      6,903
                                                      ======                     ======
   Diluted                                             6,765                      6,422
                                                      ======                     ======

           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                           For the Six Months Ended June 30

                                                             1998                       1997
                                                             ----                       ----
Revenues:
      Licensing and distribution                          $ 5,799                    $ 6,137
      Home video                                           10,932                      7,835
                                                          -------                    -------
                                                           16,731                     13,972
                                                          -------                    -------

Operating costs:
      Licensing and distribution                            3,797                      4,299
      Home video                                            5,969                      5,029
      General and administrative expenses                   5,415                      3,342
                                                          -------                    -------
                                                           15,181                     12,670
                                                          -------                    -------
Income from operations                                      1,551                      1,302

Interest and debt expense, net                                874                        449
                                                          -------                    -------
Income before taxes                                           677                        853

Provision for income taxes                                    269                        362
                                                          -------                    -------
Net income                                                $   408                    $   491
                                                          =======                    =======

Net income per share
   Basic                                                  $   .06                    $   .08
                                                          =======                    =======
   Diluted                                                $   .06                    $   .07
                                                          =======                    =======

Average shares outstanding
   Basic                                                    6,085                      5,646
                                                          =======                    =======
   Diluted                                                  6,708                      6,227
                                                          =======                    =======


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      For the Six Months Ended June 30

                                                                         1998                      1997
                                                                         ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    408                  $    491
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Amortization and depreciation                                      5,900                     6,626
     Deferred income taxes                                                193                       370
     Accretion of debentures discount                                      54                        34
     Film Rights received                                                (368)                        -
     (Increase) decrease in accounts receivable                        (1,095)                   (2,426)
     Increase in product inventory                                       (753)                     (353)
     Increase in other assets                                            (940)                     (730)
     Increase in accounts payable and accrued expenses                   (114)                    1,702
     Increase in royalties payable                                        895                       779
                                                                     --------                  --------
Total cash flows provided by operating activities                       4,180                     6,493
                                                                     --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Film cost expenditures                                              (12,437)                  (10,699)
  Purchase of property and equipment                                     (204)                     (163)
  Acquisition of subsidiary                                                 -                    (1,429)
                                                                     --------                  --------
Total cash flows used by investing activities                         (12,641)                  (12,291)
                                                                     --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10% convertible notes private placement                 4,063                     1,250
  Net borrowings under bank line of credit                              2,224                     3,983
  Proceeds from employee notes receivable                                   1                        26
  Proceeds from warrant and option exercises                            5,046                       170
  Private placement expenditures                                           (3)                      (79)
  Preferred stock dividends                                               (21)                      (21)
  Advances from affiliates                                                700                         -
  Payments to affiliates                                               (1,000)                        -
                                                                     --------                  --------
Total cash flows from financing activities                             11,010                     5,329
                                                                     --------                  --------


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                     For the Six Months Ended June 30

                                                                       1998                     1997
                                                                       ----                     ----
NET INCREASE (DECREASE) IN CASH AND
      EQUIVALENTS                                                    $2,549                   $ (469)

CASH AND EQUIVALENTS AT BEGINNING OF
      PERIOD                                                            425                      659
                                                                     ------                   ------

CASH AND EQUIVALENTS AT END OF PERIOD                                $2,974                   $  190
                                                                     ======                   ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Warrants issued                                                      -                       71
     Film cost additions (decreases)                                      -                       21
     Acquisition of subsidiary                                            -                    1,400
     Conversion of accrued liability to acquisition fund payable          -                       81
     Exchange of acquisition fund for
      10% convertible subordinated debentures                           900                        -
                                                                     ------                   ------

                                                                     $  900                   $1,573
                                                                     ======                   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest                                         $1,198                   $  324
                                                                     ======                   ======
      Cash paid for taxes                                            $   41                   $   25
                                                                     ======                   ======


           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

2.  FINANCING

The Company has a revolving credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (9.75% at June 30, 1998). The Company is also required to pay an unused credit line fee at a rate equal to
 .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. The term of the facility expires on September 30, 1998. Outstanding amounts under the facility are secured by a security interest in substantially all of the Company's assets.

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

On July 15, 1998, the Company consummated a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred stock has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash , or, at the Company's option, under certain circumstances, in common stock. The Series B preferred is convertible, on or after January 16, 1999 into common stock at the lesser of $5.16 or the average closing sales price for any two trading days during the ten trading day period prior to conversion but not less than 80% of the average closing sales price over the five trading days preceding July 16, 1998 subject to antidilution adjustments. Prior to January 16,1999, conversions are only permitted at a conversion price greater than 101% of the average closing price. Any remaining Series B preferred stock is automatically converted into common stock on June 15, 2000. The investor has, except for certain defined circumstances, the right of first refusal for any private placement of the Company's common stock on any of its derivative securities prior to June 15, 1999.

The holders have registration rights and are entitled to certain specified remedies and, under certain circumstances, are entitled to require the Company to redeem their shares of Series B preferred stock at a premium, if the Company does not timely comply with its obligations with respect to the preferred stock. The Company incurred as a placement fee, $150,000 in cash and a three year common stock purchase warrant to purchase 50,000 shares of common stock at an exercise price of $5.16 per share.

UNAPIX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998


3. NET INCOME (LOSS) PER COMMON SHARE

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


                                           Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                              1998             1997                 1998           1997
                                              ----             ----                 ----           ----
Weighted average basic
   shares outstanding                        6,143            5,903                6,085          5,646
Effect of dilutive securities:
   Options                                     529              467                  528            513
   Warrants                                     93               52                   95             68
                                            ------           ------               ------         ------
Weighted average
     dilutive shares outstanding             6,765            6,422                6,708          6,227
                                            ======           ======               ======         ======



                                           Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                              1998             1997                 1998           1997
                                              ----             ----                 ----           ----
Net income as  reported                     $   67           $  255               $  408         $  491
Preferred stock dividends                       30               30                   60             60
                                            ------           ------               ------         ------
                                            $   37           $  225               $  348         $  431
                                            ======           ======               ======         ======
Total income used for earnings per share


                           UNAPIX ENTERTAINMENT, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 increased by 16% to $8,768,000 from $7,535,000 in the same three month period in 1997. This increase in revenues is largely the result of the increase in home video revenues of 43% to $6,031,000, as compared to $4,207,000 in 1997. Management expects that the improvement over the prior year will continue throughout 1998. The Company expects to recognize continued growth in the Home Video market through the remainder of 1998. This growth should be generated by Miramar Images, Inc. continuing to phase into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Home video costs for the three months ended June 30, 1998 increased by 32% to $3,426,000 from $2,613,000 as compared to the corresponding period in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $2,869,000 for the three months ended June 30, 1998, as compared to $1,062,000 in the same period in 1997, an increase of $1,807,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

The Company had income from operations of $644,000 for the three months ended June 30, 1998, as compared to $749,000 in the same period in 1997. The decrease reflects higher general and administrative costs for expanded infrastructure.

Interest expense and financing expense, net, increased to $532,000 in 1998 from $297,000 in 1997. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.

The Company had income before taxes of $112,000 for the three months ended June 30, 1998 as compared to income before taxes of $452,000 for the corresponding three month period in 1997. The decrease reflects increased
interest cost described above.                                        11

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 increased by 20% to $16,731,000 from $13,972,000 in the same six month period in 1997. This increase in revenues is largely the result of the increase in home video revenues of 40% to $10,932,000, as compared to $7,835,000 in 1997. Management expects that the improvement over the prior year will continue throughout 1998. The Company expects to recognize continued growth in the Home Video market through the remainder of 1998. This growth should be generated by Miramar Images, Inc. continuing to phase into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Home video costs for the six months ended June 30, 1998 increased by 19% to $5,969,000 from $5,029,000 as compared to the corresponding period in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $5,415,000 for the six months ended June 30, 1998, as compared to $3,342,000 in the same period in 1997, an increase of $2,073,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

The Company had income from operations of $1,551,000 for the six months ended June 30, 1998, as compared to $1,302,000 in the same period in 1997. This improvement in margins reflects the result of the Company's releasing higher quality releases into the video rental and sell-through markets.

Interest expense and financing expense, net, increased to $874,000 in 1998 from $449,000 in 1997. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.

The Company had income before taxes of $677,000 for the six months ended June 30, 1998 as compared to income before taxes of $853,000 for the corresponding six month period in 1997. The decrease is primarily attributable to the increase in interest expense noted above.

                           UNAPIX ENTERTAINMENT, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 1998, operating activities provided cash of $4,180,000. The Company used $12,641,000 in investing activities which consisted primarily of $12,437,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $11,010,000 from financing activities which included $4,063,000 from private offerings of 10% Convertible Subordinated Notes, described below and proceeds of $5,046,000 from the exercise of warrants and options.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $5,000,000 as of June 30, 1998, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financing described below), operating cash flows, its line of credit and other potential financing.

The Company's revolving credit facility (the "Facility") with Imperial Bank (the "Bank") provides for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment (see footnote 2 for further details). The proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming. As of June 30, 1998, the Company had borrowed $9,018,000 and had remaining availability of $450,000.

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

In July 1998 the Company consummated a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash, or, at the Company's option, under certain circumstances, in common stock. The series B preferred stock is convertible into common stock (see note 5). The holders have registration rights and are entitled to certain specified remedies and, under certain circumstances, are entitled to require the Company to redeem their shares of Series B preferred stock at premium, if the Company does not timely comply with its obligations with respect to the preferred stock. The Company incurred as a placement fee, $150,000 in cash and a three year common stock purchase warrant to purchase 50,000 shares of common stock at an exercise price of $5.16 per share.

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

                           UNAPIX ENTERTAINMENT, INC.

PART II - OTHER INFORMATION

ITEMS 1 AND 3 ARE NOT APPLICABLE.

ITEM 2. CHANGES IN SECURITIES

         (A) AND (B) ARE NOT APPLICABLE

         In the second quarter of 1998 the Company granted a total of 365,000 common stock purchase options to employees, of which: 100,000 have an exercise price of $5.375 per share and expire in June 2008; 100,000 have an exercise price of $6.375 per share and also expire in June 2008; 100,000 have an exercise price of $4.31 per share and expire in May 2008; 50,000 have an exercise price of $4.81 per share and also expire in May 2008; and 15,000 have an exercise price of $5.125 per share and expire in May 2008, as well. None of such options were immediately exercisable. All of the options are subject to the grantee's continuing to provide services to the Company and were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         A total of 1,029 shares of common stock are issuable to a public relations firm as a partial consideration for services rendered during the second quarter of 1998. The shares were issued pursuant to the exemption contained in Section 4(2) of the Act.

         In July 1998 the Company consummated a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock for a gross purchase price of $3,000,000. See Note 2 to the Financial Statements contained herein (and the Company's Current Report on Form 8-K for event of July 16, 1998) for a further description of such placement.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.)   Exhibits

                  Financial Data Schedule

         b.)   Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K , for an event dated July 16, 1998, describing a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock for a gross purchase price of $3,000,000.

                           UNAPIX ENTERTAINMENT, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNAPIX ENTERTAINMENT, INC.

 /s/ Daniel T. Murphy             Chief Financial Officer       August 18, 1998
------------------------------
  Daniel T. Murphy

                                  EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------

     27                          Financial Data