Form 10-Q
period 1998-09-30
UNAPIX ENTERTAINMENT INC
filed 1998-11-23
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

As of November 11, 1998 there were 7,446,528 shares of the Company's common stock outstanding.

                           UNAPIX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)




                                                                              September 30,
                                                                                  1998
                                                                                  ----

                                ASSETS

Cash and cash equivalents                                                       $ 1,746
Accounts receivable, net                                                         19,931
Film costs, net                                                                  32,093
Product inventory                                                                 2,357
Property and equipment, net                                                         823
Other assets                                                                      4,306
Excess of cost over fair value of net assets acquired                             2,872
                                                                                  -----
  Total Assets                                                                  $64,128
                                                                                -------
                                                                                -------


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :

Accounts payable and accrued expenses                                           $ 6,733
Deferred income taxes                                                               899
Royalty payable                                                                   4,589
Bank line of credit                                                               9,401
Deferred revenue                                                                  2,663
Variable rate senior subordinated notes                                           2,898
10% convertible subordinated notes                                               13,324
                                                                                 ------
  Total Liabilities                                                             $40,507
                                                                                -------


Stockholders' Equity :

Common stock $.01 par value per share; 40,000 authorized;
    7,446 shares issued and outstanding                                              74
Preferred stock; $.01 par value; 3,000 authorized
    Cumulative convertible series A 8% preferred stock,; 501 issued and outstanding (aggregate liquidation
    preference of $1,503)                                                             5
    Non-voting convertible Series B preferred stock;
    300 shares issued and outstanding, (aggregate liquidation
    preference of $3,000)
Additional paid-in capital                                                       25,562
Notes receivable from equity sales                                               (2,756)
Retained Earnings                                                                   736
                                                                                    ---
  Total Stockholders' Equity                                                    $23,621
                                                                                -------
  Total Liabilities and Stockholders' Equity                                    $64,128
                                                                                -------
                                                                                -------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                      For the Three Months Ended September 30

                                                        1998                       1997
                                                        ----                       ----

Revenues:
      Licensing and distribution                      $3,040                     $2,687
      Home video                                       5,843                      4,938
                                                      ------                     ------
                                                       8,883                      7,625
                                                      ------                     ------
Operating costs:
      Licensing and distribution                       2,327                      1,772
      Home video                                       3,839                      3,370
      General and administrative expenses              3,087                      1,754
                                                      ------                     ------
                                                       9,253                      6,896
                                                      ------                     ------

Income (loss)from operations                            (370)                       729

Interest and debt expense, net                           408                        223
                                                      ------                     ------
Income (loss) before taxes                              (778)                       506

Provision for income taxes                              (303)                       205
                                                      ------                     ------
Net income (loss)                                     $ (475)                    $  301
                                                      ------                     ------
                                                      ------                     ------

Net income (loss) per share
   Basic                                              $ (.07)                    $  .05
                                                      ------                     ------
                                                      ------                     ------
   Diluted                                            $ (.07)                    $  .04
                                                      ------                     ------
                                                      ------                     ------
Average number of shares
   Basic                                               7,440                      5,980
                                                      ------                     ------
                                                      ------                     ------
   Diluted                                             7,440                      6,677
                                                      ------                     ------
                                                      ------                     ------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                       For the Nine Months Ended September 30

                                                          1998                       1997
                                                          ----                       ----
Revenues:
      Licensing and distribution                       $ 8,839                    $ 8,823
      Home video                                        16,775                     12,774
                                                       -------                    -------
                                                        25,614                     21,597
                                                       -------                    -------

Operating costs:
      Licensing and distribution                         6,124                      6,071
      Home video                                         9,808                      8,400
      General and administrative expenses                8,502                      5,123
                                                       -------                    -------
                                                        24,434                     19,594
                                                       -------                    -------
Income from operations                                   1,180                      2,003

Interest and debt expense, net                           1,282                        644
                                                       -------                    -------
Income (loss) before taxes                                (102)                     1,359
Provision for income taxes                                 (35)                       567
                                                       -------                    -------
Net income (loss)                                      $   (67)                   $   792
                                                       -------                    -------
                                                       -------                    -------

Net income (loss) per share
   Basic                                               $  (.03)                   $   .12
                                                       -------                    -------
                                                       -------                    -------

   Diluted                                             $  (.03)                   $   .11
                                                       -------                    -------
                                                       -------                    -------

Average shares outstanding
   Basic                                                 6,537                      5,744
                                                       -------                    -------
                                                       -------                    -------
   Diluted                                               6,537                      6,372
                                                       -------                    -------
                                                       -------                    -------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       For the Nine Months Ended September 30

                                                          1998                      1997
                                                          ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   $    (67)                 $    792
  Adjustments to reconcile net income
  to net cash used by operating activities:
     Amortization and depreciation                       9,985                    10,390
     Deferred income taxes                                 (44)                      549
     Accretion of debentures discount                       81                        66
     Film Rights received                                 (368)                        -
     (Increase) decrease in accounts receivable         (5,575)                   (3,165)
     Increase in product inventory                        (704)                     (671)
     Increase in other assets                              (22)                   (1,988)
     Increase in accounts payable and accrued expenses     979                     3,696
     Increase in royalties payable                         844                       641
                                                       -------                   -------
Total cash flows provided by operating activities        5,109                    10,310
                                                       -------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Film cost expenditures                               (17,337)                  (16,270)
  Purchase of property and equipment                      (297)                     (204)
  Acquisition of subsidiary                                  -                    (1,589)
                                                       -------                   -------
Total cash flows used by investing activities          (17,634)                  (18,063)
                                                       -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10% convertible notes                    4,063                     1,250
  Net borrowings under bank line of credit               2,608                     5,677
  Proceeds from employee notes receivable                    -                        30
  Proceeds from warrant and option exercises             4,825                       189
  Private placement expenditures                            (6)                      (10)
  Preferred stock dividends                                (59)                      (21)
  Advances from affiliates                                 700                         -
  Payments to affiliates                                (1,100)                        -
  Proceeds from issuance of preferred shares             2,815                         -
                                                       -------                   -------
Total cash flows from financing activities              13,846                     7,115
                                                       -------                   -------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                       For the Nine Months Ended September 30
                                                        1998                     1997
                                                        ----                     ----
NET INCREASE (DECREASE) IN CASH AND
      EQUIVALENTS                                     $1,321                   $ (638)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              425                      659
                                                         ---                      ---

CASH AND EQUIVALENTS AT END OF PERIOD                 $1,746                   $   21
                                                      ------                   ------
                                                      ------                   ------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Preferred stock dividend paid in common stock        36                       41
     Warrants issued                                       -                       81
     Acquisition of subsidiary                             -                    1,400
     Conversion of accrued liability to
        acquisition fund payable                           -                       71
     Exchange of debt for 10% convertible
        subordinated debentures                        1,000                        -
     Notes received for exercise of warrants             779                        -
                                                      ------                   ------

                                                      $1,815                   $1,593
                                                      ------                   ------
                                                      ------                   ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest                          $1,410                   $  453
                                                      ------                   ------
                                                      ------                   ------
      Cash paid for taxes                             $  105                  $    42
                                                      ------                  -------
                                                      ------                  -------



           See accompanying notes to consolidated financial statements

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

2.  FINANCING

The Company has a revolving credit facility (the "Facility") with Imperial Bank (the "Bank") providing for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (8.5% at September 30, 1998 and 7.75% at November 19, 1998). The Company is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. Outstanding amounts under the facility are secured by a security interest in substantially all of the Company's assets.

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

The term of the facility expired on September 30, 1998 but has been continued by the Bank pending negotiation of a new two-year facility which would provide for borrowings of up to $15,000,000 based on qualifying accounts receivable and $5,000,000 for film productions. There can be no assurances that management will be successful in obtaining the new financing.

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated notes due June 30, 2003("Notes") convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively. The conversion price was reset to $4.00 at September 1, 1998.

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

Short term loans of $1,000,000 were obtained, of which $300,000 was received in December 1997 and $700,000 in January 1998. Loans were extended by Mezzanine Financial Corp. ($750,000), the Chairman ($150,000) and the Secretary ($100,000) in order to enable the Company to fund program acquisitions in accordance with its expansion plans pending the completion of the private offering of 10% convertible notes. The Chairman and Secretary are also officers and directors of Mezzanine Financial Corp. Upon completion of the offering of Notes, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of Notes.

On July 15, 1998, the Company consummated a private placement of 300 shares of its non-voting Series B preferred stock and a three-year warrant to purchase 200,000 shares of common stock

                           UNAPIX ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998


at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred stock has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash , or, at the Company's option, under certain circumstances, in common stock. The Series B preferred is convertible, on or after January 16, 1999 into common stock at the lesser of $5.16 or the average closing sales price for any two trading days during the ten trading day period prior to conversion but not less than 80% of the average closing sales price over the five trading days preceding July 16, 1998 subject to antidilution adjustments. Prior to January 16,1999, conversions are only permitted at a conversion price greater than 101% of the average closing price. Any remaining Series B preferred stock is automatically converted into common stock on June 15, 2000. The investor has, except for certain defined circumstances, the right of first refusal for any private placement of the Company's common stock on any of its derivative securities prior to July 15, 1999.

The holders have registration rights and are entitled to certain specified remedies and, under certain circumstances, are entitled to require the Company to redeem their shares of Series B preferred stock at a premium, if the Company does not timely comply with its obligations with respect to the preferred stock. The Company incurred as a placement fee, $150,000 in cash and a three-year common stock purchase warrant to purchase 50,000 shares of common stock at an exercise price of $5.16 per share.


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


                      Three Months Ended September 30,      Nine Months Ended September 30,
                        ---------------------------           -------------------------
                            1998             1997                 1998           1997
                            ----             ----                 ----           ----
Weighted average basic
   shares outstanding       7,440            5,980                6,537          5,744
Effect of dilutive
securities:
   Options                    -                517                  -              514
   Warrants                   -                180                  -              114
                                               ---                                 ---
Weighted average
     dilutive shares
     outstanding            7,440            6,677                6,537          6,372
                            -----            -----                -----          -----
                            -----            -----                -----          -----





                       Three Months Ended September 30,      Nine Months Ended September 30,
                        -------------------------------       -------------------------------
                                1998             1997                 1998           1997
                                ----             ----                 ----           ----

Net income (loss) as reported $ (475)          $  301               $  (67)        $  792
Preferred stock dividends         78               30                  128             90
                              ------           ------               ------         ------
Total income (loss) used
for earnings per share        $ (553)          $  271               $ (195)        $  702
                              ------           ------               ------         ------
                              ------           ------               ------         ------

                           UNAPIX ENTERTAINMENT, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 increased by 17% to $8,883,000 from $7,625,000 in the same three month period in 1997. Licensing and distribution revenues increased 13% from $2,687,000 in 1997 to $3,040,000 in 1998. Most of the increase in total revenues is largely the result of the increase in home video revenues of 18% to $5,843,000, as compared to $4,938,000 in 1997. Management expects that the improvement over the prior year will continue throughout 1998. The Company expects to recognize continued growth in the Home Video market through the remainder of 1998. This growth should be generated by the Unapix/Miramar Division continuing to phase into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distribution costs increased 31% from $1,772,000 in 1997 to $2,327,000 in 1998 which results from lower distribution fees on the mix of licensing rights sold in the third quarter. Home video costs for the three months ended September 30, 1998 increased by 14% to $3,839,000 from $3,370,000 as compared to the corresponding period in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative expenses were $3,087,000 for the three months ended September 30, 1998, as compared to $1,754,000 in the same period in 1997, an increase of $1,333,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity and establishment of new business units. The Company has embarked on a cost cutting program as detailed in the nine month discussion below.

The Company had a loss from operations of $370,000 for the three months ended September 30, 1998, as compared to income of $729,000 in the same period in 1997. The decrease reflects higher general and administrative costs for expanded infrastructure.

Interest expense and financing expense, net, increased to $408,000 in 1998 from $223,000 in 1997. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.

The Company had a loss before taxes of $778,000 for the three months ended September 30, 1998 as compared to income before taxes of $506,000 for the corresponding three month period in 1997. The decrease reflects the higher general and administrative expenses increased interest cost described above.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 increased by 19% to $25,614,000 from $21,597,000 in the same nine month period in 1997. This increase in revenues is largely the result of the increase in home video revenues of 31% to $16,775,000, as compared to $12,774,000 in 1997. Management expects that the improvement over the prior year will continue throughout 1998. The Company expects to recognize continued growth in the Home Video market through the remainder of 1998. This growth should be generated by the Unapix/Miramar division continuing to phase into aggressive market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Home video costs for the nine months ended September 30, 1998 increased by 17% to $9,808,000 from $8,400,000 as compared to the corresponding period in 1997. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenues described above.

General and administrative costs were $8,502,000 for the nine months ended September 30, 1998, as compared to $5,123,000 in the same period in 1997, an increase of $3,379,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity and establishment of new business units.

                           UNAPIX ENTERTAINMENT, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company had income from operations of $1,180,000 for the nine months ended September 30, 1998, as compared to $2,003,000 in the same period in 1997. The decrease reflects higher general and administrative costs for expanded infrastructure.

Interest expense and financing expense, net, increased to $1,282,000 in 1998 from $644,000 in 1997. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.

The Company had a loss before taxes of $102,000 for the nine months ended September 30, 1998 as compared to income before taxes of $1,359,000 for the corresponding nine month period in 1997. The decrease is attributable to the increase in general and administrative expenses and interest expense noted above.

The Company has embarked on a cost cutting program which has, to date, identified approximately $1,700,000 in annual cost savings from operations. Part of these savings will be invested in new areas of business and the addition of several sales personnel which is expected to contribute to additional revenue and earnings in 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, operating activities provided cash of $5,109,000 (after deducting an increase in accounts receivable of 5,575,000). The Company used $17,634,000 in investing activities which consisted primarily of $17,337,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $13,846,000 from financing activities which included $4,063,000 from private offerings of 10% Convertible Subordinated Notes, described below and proceeds of $4,825,000 from the exercise of warrants and options.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $5,400,000 as of September 30, 1998, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other potential financing.

The Company's revolving credit facility (the "Facility") with Imperial Bank (the "Bank") provides for borrowings of up to $10,000,000. Loans are extended and required to be repaid based upon the Company's outstanding accounts receivable and other contractual rights to payment (see footnote 2 for further details). The proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming. As of September 30, 1998, the Company had borrowed $9,401,000 and had remaining availability of $450,000. The facility expired September 30, 1998 and has been extended by the Bank pending negotiation of a new two year agreement providing for total borrowings of up to $20,000,000 (see footnote 2).

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated debentures due June 30, 2003 convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively. Accordingly the conversion price was reset on September 1, 1998 to $4.00 per share. Notes in the principal amount of $900,000 were issued to certain investors in a film acquisition fund in exchange for their interests therein. Upon completion of the offering, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of 10% convertible notes (see note 2).

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

Year 2000

The Company has undertaken a study of its technological systems to determine their year 2000 compliance and to the extent of noncompliance, the required remediation. The Company has generally completed this process of review. All software in use is vendor supplied and will be upgraded to a current version and is expected to be fully certified as year 2000 compliant prior to the end of the third quarter of 1999. The Company believes it has identified all non-compliant hardware and has scheduled replacements also by the end of the third quarter of 1999. The Company does not believe that the cost to complete such remediation will be material.

An assessment of the readiness of year 2000 compliance of third party entities such as suppliers, banking institutions, customers and others is ongoing. As with other companies in its industry, the Company is dependent on a number of third parties for the supply of products and services that are themselves dependent on computers. The Company's initial assessment of compliance by third party entities is not yet completed, and therefore, the Company has not yet developed any related contingency plans. Currently, the Company is unable to predict the cause of the worst case year 2000 scenario nor the likelihood of any third party not being year 2000 compliant or the direct or indirect costs to the Company of non-compliance by third parties.

Except for the historical information contained herein, the matters discussed are forward-looking statements which are necessarily speculative and are subject to risks and uncertainties which could cause actual events or results to differ materially from those referred to in such forward-looking statements. Certain of such risks include the following: (i) The film, television programming and audio compact disc and tape distribution business involves a substantial degree of risk. The success of a product depends upon unpredictable and changing factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the distributor and availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. In addition, as a result of the Company increasing its resources to film and television product earlier in its production and acquisition stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Therefore, there is a substantial risk that some or all of the Company's products may not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized; and (ii) The film, television programming and audio compact disc and tape distribution and licensing industry is capital intensive and requires significant expenditures of funds to establish a library of entertainment properties from which revenues may be generated. The Company could be dependent upon future financing in order to compete more effectively in the marketplace. The Company's cash requirements have been and will continue to be significant. If additional funding is unavailable to the Company when needed, the Company could be required to curtail significantly one or more aspects of its operations and the Company's business and financial condition could be materially adversely affected. Additional factors that could affect results are described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (which has been filed with the Securities and Exchange Commission). The highlighted risks should not be assumed to be the only things that could affect the Company's future performance. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by the Company's management over time means that actual events are bearing out as estimated in such forward-looking statements.

                           UNAPIX ENTERTAINMENT, INC.


PART II - OTHER INFORMATION

ITEMS 1 AND 3 ARE NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES

         (A)  AND   (B)  ARE NOT APPLICABLE

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

         In October 1998 the Company granted a total of 245,000 common stock purchase options to employees, of which: 220,000 have an exercise price of $2.375 per share; and 25,000 have an exercise price of $2.50 per share. All such options expire in October 2008. 50,000 of such options are immediately exercisable. 150,000 of the options will not become exercisable for approximately 9.5 years, subject to earlier exercisability, if certain earnings goals are achieved. The remaining options become exercisable based solely upon the grantee's continuing to provide services to the Company. The options were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         A total of 1,715 shares of common stock are issuable to a public relations firm as partial consideration for services rendered during the third quarter of 1998. The shares were issued pursuant to the exemption contained in
Section 4(2) of the Act.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 19, 1998, the Company held its 1998 Annual Meeting of Stockholders at which stockholders elected David M. Fox, Robert Baruc and Scott Hanock as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2001, or until their successors are duly elected. 5,636,625 shares were voted in favor of the election of such individuals and votes were withheld with respect to 63,280 shares. In addition to the individuals elected as directors at the 1998 Annual Meeting, Messrs. Herbert M. Pearlman, David S. Lawi, Lawrence Bishop and Walter M. Craig, Jr., who were directors of the Company at the time of the 1998 Annual Meeting of Stockholders, continue to serve as directors of the Company. Stuart J. Beck became a director of the Company in October 1998 subsequent to the Annual Meeting.

         In addition, the stockholders also approved an amendment to the Company's 1993 Stock Option Plan (the "Plan") at the Annual Meeting. The amendment increases the number of shares authorized for issuance under the Plan from 875,000 shares to 1,225,000 shares. Holders of 5,430,455 shares voted in favor of the amendment, holders of 233,016 shares voted against the amendment and holders of 36,434 shares voted to abstain with respect to the resolution.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits

Financial Data Schedule

         (b.)     Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, for an event dated July 16, 1998, describing a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock for a gross purchase price of $3,000,000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNAPIX ENTERTAINMENT, INC.

/s/  Daniel T. Murphy
------------------------------
Daniel T. Murphy
Chief Financial Officer                                       November 20, 1998

                                  EXHIBIT INDEX





                      Exhibit Number         Description
                      --------------         -----------

                           27                Financial Data