Form 10KSB
period 1998-12-31
UNAPIX ENTERTAINMENT INC
filed 1999-04-15
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

/XX/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For Fiscal Year Ended DECEMBER 31, 1998                   [Fee Required]
                           -----------------

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES ACT OF 1934                                        [No Fee Required]

         For the transition period               to               .
                                  ---------------  ---------------

                           Commission File No. 1-11976
                                               -------

                           UNAPIX ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      95-4404537
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

200 Madison Avenue, New York, NY                         10016
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 252-7600
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of Each Class                                     On Which Registered
-------------------                                    -----------------------
Common Stock                                           American Stock Exchange

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

Issuer's revenues for its most recent fiscal year were $36,481,000.

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $11,859,000 (based upon the closing sales price of these shares on the American Stock Exchange on March 16, 1999).

On March 30, 1999, there was a total of 7,600,982 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

1.       Proxy statement for 1999 Annual Meeting incorporated in Part III.

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

12. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1997.

13.      Certain exhibits to Current Report on Form 8-K for Event of June 21,
         1995.

14.      Certain exhibits to Current Report on Form 8-K for Event of July 16,
         1998

                                     PART I

ITEM 1.  BUSINESS

         Unapix Entertainment, Inc. (the "Company") is primarily a world-wide distributor, licensor and producer of feature films and programming; it exploits multiple distribution channels, including all forms of television (including free and pay television, syndication, broadcast, cable and satellite), the home video market, including videocassette, laser discs and digital video disks ("DVD"), and the consumer market, including direct response and electronic commerce ("E-Commerce"). The Company's current "library" of films and programs includes feature films, non-fiction series, children's programming, educational and special interest programming, musical concerts, comedy shows, adventure series and classic films and serials (together with music videos and audio recordings, "Properties").

         Since 1993 the Company has sought to exploit the increasing worldwide demand for television programming and feature films resulting from the fractionalization of the television viewing audience. A shift has occurred from mass audiences dominated by a few, free broadcast networks to niche audiences served by diverse cable, satellite and free television services, home videocassette and other products. This fragmentation has been augmented by technological developments including, most recently, the growth of the internet. The Company primarily focuses on the licensing and distribution of Properties that are designed to appeal to a specific segmented audience. However, during 1998 the Company expanded its development, production and distribution of Properties that it believes have broader appeal, such as reality-based television programming and fictional feature films designed for a relatively wide audience, such as family films. In addition, during 1998 the Company continued its exploitation of new technologies by marketing most of its Properties over its own E-Commerce web sites as well as approximately 30 E-Commerce web sites operated by others.

         The Company's operations currently consist principally of the following: the distribution of feature films via videocassettes to domestic home video rental stores; the distribution of Properties from the Company's library to foreign broadcasters and home video publishers; the licensing of Properties to the North American television market; and the marketing of products that are intended to be purchased by consumers, including via sales to mass merchants and through catalogues and the internet.

         The Company was incorporated in Delaware on January 7, 1993 and is the successor to Majestic Entertainment, Inc., which was incorporated in California on January 6, 1986 and which was merged into the Company on March 23, 1993.

ACQUISITION OF FEATURE FILMS AND TELEVISION PROGRAMMING

         The Company continuously monitors the industry for available films and television programming and attempts to acquire rights to such Properties which it believes are saleable to various markets. Before acquiring the rights to a specific film or program, the Company analyzes its viability for licensing or distribution in light of its projected costs and revenues and attempts to target the Property's audience appeal. The Company includes in its calculation the degree to which it will be able to exploit the Property through its various distribution channels. In determining the desirability of acquiring rights to films or television programs, the Company examines their content, genre, quality, theme, participating talent (e.g., actors and directors), plot, format and other criteria to determine the Properties' suitability for the commercial broadcast, cable, satellite, pay television and home video markets. In acquiring finished films or programming, management typically views a program or film in its entirety to evaluate its commercial viability.

         In order to obtain licensing or distribution rights with respect to films or television programs, the Company generally enters into a licensing or distribution arrangement with the copyright holder or an assignee of rights from the copyright holder. The Company's rights generally cover all media, but in certain instances may be limited to specific media (e.g., broadcast television, cable or home video). The rights also may be limited to particular geographic areas. Most of the Company's domestic distribution rights to feature films that it has acquired during the last year, have terms ranging from 15 years to perpetuity. The Company's distribution rights with respect to television programming are often of shorter duration. In acquiring rights, the Company usually pays a non-refundable advance and/or commits to expend a certain amount of funds on marketing. In some cases, the producer or distributor licensing the Property to the Company is entitled to receive the revenues from the Company's distribution activities, after the Company has been paid a specified distribution fee (which is a percentage of revenues) as well as recouped its advance and specific recoupable marketing and other distribution expenses. In other cases, the Company will agree to pay the licensor a royalty equal to a specific percentage of revenues; after the Company has recouped its advance, it will then pay the licensor its royalty and the Company will be entitled to retain all remaining revenues. The Company usually charges interest on its advances, which, similar to the principal of the advances, is payable only out of royalties or participations otherwise payable to the licensor.

         While the majority of the films and television programs that the Company acquired for distribution during 1998 were produced by others and had been completed at the time the Company acquired rights therein, the Company has increasingly been acquiring distribution rights in films and television programs by funding a portion of their production, or in certain instances, by funding all of their production. In exchange for such funding, the Company may acquire, in addition to its distribution rights, an ownership interest in the Property entitling it to a percentage of profits from any distribution thereof (whether or not effectuated by the Company). Funding productions often enables the Company to acquire distribution rights of longer duration than it might otherwise have been able to obtain. In consideration for its involvement in a production, the Company may also receive an Executive Producer's fee. Because production arrangements necessarily entail unfinished programs, the Company is not able to view the program prior to acquiring its rights, and therefore, there is the risk that the finished product may be different from that which was initially envisioned. The Company assigns executives to monitor the production, in an effort to reduce such risk.

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

         After acquiring rights in a feature film or television program prior to production, the Company typically, at a minimum, has approval rights over key product elements and maintains a production supervisory staff to carefully monitor production and maintain quality control. In connection with acquiring rights in television programming prior to production, the Company has often acted as an independent production company, retaining the personnel and other elements required for production, and frequently developing concepts for programs as well.

         Since 1996 the Company has developed and produced documentary and educational non-fiction programming. A recent program developed by the Company, which is being co-produced by the Company together with Story Street Productions and Films 2 People, is a two part, two-hour documentary, "Nelson Mandela", that is scheduled to be broadcast on the Public Broadcasting System's "Frontline" series in May 1999.

         During the second quarter of 1998, the Company expanded its television programming production operation to include the development (for domestic and international markets) of reality based and creative television programming that is principally designed to have a mass audience appeal. During February 1999 the first such production by the Company, "Shocking Behavior: Caught on Tape," was broadcast domestically on the Fox network. The program was the second most watched television show in its time slot, earning a 10 rating and a 15 share of television viewers nationwide.

         To date, the Company has sought to limit its risk with respect to the production of both television series and film. In connection with the production of television series or programs, the Company generally limits its initial funding to the creation of print materials or the production of a short demo film. Additional financing of production by the Company is then conditioned upon attaining a significant level of pre-sales of the series or program based upon the demo film or print materials. Pre-sales consist of license fees paid or committed to be paid to the producer by third parties in return for the right to exhibit the program or to distribute it in home video, television or ancillary markets in certain negotiated territories. While pre-selling a series reduces the Company's risk, it does not entirely eliminate the risks to the Company, which include the following: failure to complete the production and deliver the programs in which case the Company will either not be entitled to be paid by the licensee to whom it pre-sold the programs or may have to reimburse amounts already paid; a delay in completing production as to some or all of the episodes comprising a series, which would result in the Company's not being paid according to schedule by the licensee to whom it pre-sold the series and could result in cancellation of the sale; and actual production costs significantly exceeding the original production budget, thereby materially increasing the Company's cash flow requirements and decreasing the ultimate profitability of the series. When a television program has a well-defined television or home video audience and entails relatively limited production costs, the Company has funded its entire production without pre-selling the series. During 1998 the Company completed production of approximately 50 hours of television programming.

         In connection with the financing of the production of a feature film, the Company generally commits to provide an amount of funding that, when added to other financial commitments the producer already has received, equals the production budget. In most cases, the Company makes only limited commitments to advance funds prior to completion of principal photography, when the bulk of production costs has already been incurred. In addition, in most instances when the Company provides production financing of a feature film the producer obtains a completion bond that guarantees delivery of a finished film. In the future, the Company anticipates that it will, in some instances, act as the lead producer on feature films by developing projects and hiring creative and other production personnel. One such project that the Company is developing with a planed release for the year 2000 is "The Texas Chainsaw Massacre - 25th Anniversary." In such cases, the Company anticipates that it will not proceed to principal photography unless it has obtained a significant level of pre-sales. In 1998 the Company co-financed the production of 10 films, and it plans to co-finance the production of 12 films during 1999.

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


VIDEOCASSETTE DISTRIBUTION OF FEATURE FILMS TO HOME VIDEO RENTAL
STORES IN THE UNITED STATES

         The Company, through A-Pix Entertainment("A-Pix"), is engaged in the promotion and distribution of feature films for the home video rental market in the United States, primarily consisting of video rental chains, individual video rental stores, and supermarkets.

         The Company commenced distributing videocassettes to the home video rental market in 1994, releasing a total of 22 films during that year. During 1995, 1996 and 1997 the Company released a total of 23, 24 and 25 films, respectively. The Company released 27 films in 1998 and expects to release 29 films in 1999. Most of the films distributed by the Company in this market to date have been films that were released directly to the video rental market without any prior exhibition in theaters or without a premiere on cable or broadcast television.

         The market for home videos has become increasingly competitive and video rental outlets are becoming more selective in their choice of product. In addition, overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat or has actually declined for the past several years. Furthermore technological developments could make competing delivery systems economically viable and could affect the home video marketplace. This has resulted in a significant decrease in the number of A-Pix's competitors.

         The Company has been reacting to this evolving market by seeking to acquire (i) increasingly higher quality films with more recognizable stars and better production values and (ii) all domestic distribution rights, which enables the Company's other divisions to exploit new evolving technologies as well as presently existing distribution channels such as the following: pay-per-view, which allows cable television and satellite service subscribers to purchase individual programs; pay television, which allows cable television subscribers to view premium channels such as HBO/Cinemax and Showtime/The Movie Channel; and broadcast and basic cable television delivery systems, which allow viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), newly formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.

         Approximately 50% of the Company's films distributed to the domestic home video rental market during 1998 were also licensed by the Company for exhibition on pay-per-view and pay and basic cable television. In most instances, such licenses were for exhibition after the release of the film to the home video rental market. However, during 1998 two of the Company's films that were released to the rental market also premiered on pay television. The Films "Devil in the Flesh" (starring Rose McGowan) and "Bram Stoker's The Mummy" (starring Louis Gossett, Jr.), both of which were co- produced by the Company, premiered on HBO. During 1998 the Company also released one film to the theatrical market; the film was promoted and exhibited in a select group of cities. As the Company acquires or produces higher quality films, it anticipates that the proportion of the films that it releases to the home video rental market which have previously been released to the theatrical market or premiered on cable or broadcast television will increase; albeit, there can be no assurance that this will, in fact, be the case.

         Almost all feature films released by A-Pix are subsequently distributed by the Company to the consumer market. Certain films that were previously released by A-Pix have been, and all of its current films are, reformatted on DVD for distribution for purchase by consumers.

         Notable films that have recently been released by A-Pix or are scheduled to be released by it within the next 12 months include the following:

         The family films: "Invisible Dad"; and "Boys will be Boys" (starring Randy Travis, Julie Hagerty and Jon Voight);

         The horror films: "Uncle Sam" (starring Robert Forster and Isaac Hayes); "Bleeders" (starring Rutger Hauer); and "Jack Frost";

         "Jane Doe" (starring Calista Flockhart), which won grand prize for best feature film at the New York Independent Film and Video Festival in February 1999. This film is slated for release in 1999.

         "A Merry War" (starring Helena Bonham Carter and Richard E.
Grant); and

         "Lies and Whispers" (starring Gina Gershon).

INTERNATIONAL OPERATIONS

          The Company, through its division Unapix International, exploits rights to Properties in the international marketplace; marketing Properties to broadcasters and others in more than 100 countries.

         The Company's international library contains documentaries and television series. Its library also contains films in the drama, adventure, comedy, horror, musical, war and western genres as well as music videos from Miramar. Many of the Company's acquisitions for international distribution have been exhibited domestically on PBS, the Disney, Discovery and A&E Channels as well as on The Learning Channel.

         During 1994, the Company formed a unit to concentrate on international television distribution of educational programming. Currently, the unit has over 350 hours of telecourse programming in diverse areas, such as science, humanities, business, sociology, child development and art.

         Notable Properties that the Company distributes in the international marketplace include the following: "Nova's Century of Discovery" (a series consisting of five two-hour programs that explores 100 years of monumental achievements in a variety of scientific fields); "Banana Zoo" (a series consisting of 26 half- hour programs that is designed to foster a child's love for nature and animals); "Medical Detectives" (a series consisting of 52 half-hour programs which is a non-fiction crime solving series that airs domestically on The Learning Channel); "Too Extreme" (a series consisting of four one-hour programs featuring human behavior taken to the limit); and "Out of Control" (a series consisting of three one-hour programs focusing on people, vehicles and mother nature running amok).

NORTH AMERICAN TELEVISION LICENSING

         The Company licenses the Company's feature films and television programs to domestic and Canadian television networks, independent television stations, satellite networks and cable system operators. The Company also acts as a sales agent for other distributors or producers with respect to the licensing of their programs in these markets, for which the Company receives a sales commission. The Company's licensing activities to the domestic television market are conducted by the Company's division, Unapix Program Enterprises ("UPE"), and its majority-owned subsidiary Unapix Syndication, Inc. ("Unapix Syndication").

         UPE licenses Properties primarily for exhibition on pay-per view, pay television and basic cable channels. Customers have included the following: HBO; Showtime; The Sundance Channel; Encore; Disney Channel; Lifetime; USA Network; TNT; Comedy Central; The Discovery Channel; The History Channel; American Movie Classics; F/X; The Family Channel; The Learning Channel ("TLC"); Animal Planet; and CNBC. In addition to the feature films distributed to the domestic home video rental market, notable Properties that UPE has licensed in the North American television market include the following:
"Ushuaia: Adventures of Nicolas Hulot" (a series consisting of 26 one-hour episodes of a television series that had been broadcast in France for many years. The series began broadcast on CNBC in January 1998); and "Superstructures" (a series consisting of ten one-hour programs featuring episodes on such subjects as the following: Nuclear Submarines, Tunnels, Skyscrapers, the Panama Canal and an oil rig off the coast of Nova Scotia. The series has been broadcast on TLC).

         The Company commenced its syndication operations in the fourth quarter of 1998 in order to distribute, to individual domestic television broadcasters, the Company's Properties as well as first-run series and specials produced directly for syndication and off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week). Unapix Syndication licenses Properties for domestic national or regional broadcast on a television station by station basis (including television station groups).

         In addition to the operations of UPE and Unapix Syndication, in the second quarter of 1998, the Company began to focus on developing and producing specials for broadcast on domestic television networks. The Company develops the ideas for the specials then attempts to obtain production financing from the networks. During February 1999 the Company's first such production, "Shocking
Behavior: Caught on Tape," a one-hour special, was broadcast domestically on the Fox network.

CONSUMER PRODUCTS

         The Company, through its wholly-owned subsidiaries, Miramar Images, Inc. ("Miramar"), currently doing business under the name Unapix Home Entertainment, and Unapix Direct Media, Inc. ("Unapix Direct Media"), conducts "sell-through" operations, marketing products that are intended to be purchased by consumers. Products marketed by the Company for consumer purchase primarily consist of feature films, television series and special interest programs on videocassettes and DVDs. Typical suggested retail prices for videocassettes to be marketed as sell-through range from $9.95 to $19.95 per program; suggested retail prices on DVDs range from $14.98 to $29.98 per program. At such prices it is believed that the product becomes attractive for consumer purchase.

         A portion of the Company's sell-through operations is conducted under the name "Inner Dimension." Inner Dimension currently distributes home videos and audio books, which explore the dynamics of the human mind or body or metaphysics, to retailers, mail-order companies, mass merchants and distributors. Many of the products marketed under the Inner-Dimension label are sold at General Nutrition Centers and other health stores. Programs distributed by Inner Dimension include PBS specials such as the following: Andrew Weil's "Eight Weeks to Optimum Health" and "Spontaneous Healing;" Caroline Myss' "Three Levels of Power and

How to Use them" and "Why People Don't Heal and How They Can;" Deepak Chopra's "The Seven Spiritual Laws of Success" and "The Way of the Wizard;" and Joseph Campbell's "Mythos," hosted by Susan Sarandon, which explores the world's most enduring archetypes.

         In addition to the Inner Dimension operations, the Company also distributes for consumer purchase films and programs licensed and distributed by the Company in other markets as well as Properties acquired by the Company solely for sell-through distribution. An example of a Property acquired solely for the sell-through market is Lifetime's "Intimate Portrait" series (each episode of which presents biographies of women from the diverse worlds of art, entertainment, politics, business and sports) which the Company began distributing in 1998. The Company currently markets to consumers approximately two titles per month that were previously released to the home video rental market by A-Pix; marketing for sell-through typically commences approximately nine months after the initial rental market release. The Company currently operates three direct mail catalogues, consisting of:

         "Inner Dimension," which offers programs distributed by the Company as well as programs and products purchased wholesale from other vendors, all of which are focused on healthy living;

         "The Jazz Store," which features collections of jazz recordings, videos, T-Shirts, books and collectibles and which is operated through the Company's 90% owned subsidiary The Jazz Store, Inc. ("The Jazz Store"). Most of the products distributed through The Jazz Store catalogue are acquired whole-sale from third party vendors, but certain of the products are The Jazz Store's own proprietary items; and

         "The Entertainer," which offers video cassettes and DVD's, of the Company's Properties and programs and products purchased wholesale from third party vendors.

         During 1998 the Company launched a number of E-Commerce web- sites. These sites are in addition to The Jazz Store web-site
(WWW.THEJAZZSTORE.COM),(which offers substantially the same merchandise as the Jazz Store catalogue), that has been operated by The Jazz Store since 1995. The new E-Commerce sites consist of the following:

         The Horror Shop (WWW.THEHORRORSHOP.COM), which offers genre videos and related merchandise to horror fans;

         Direct Response Television (WWW.REPLYTV.COM), which allows television viewers to quickly and easily purchase Company programs;

         Inner Dimension (WWW.INNERDIMENSIONS.COM), which features the same products as the catalogue by the same name; and

         The Digital Entertainment Catalog (WWW.DVDENT.COM), which offers Company titles on DVD.

         The Company operates a number of other web-sites that serve, via links on such sites, as conduits for its E-Commerce web-sites. An example of such a web-site is Horrormovies.com, which the Company acquired in 1998; this web-site has chat rooms and articles related to the horror genre and serves as an important link to the Company's E-Commerce site the horror shop.com. In addition, the Company markets its products through approximately 30 E-Commerce sites operated by others, such as Amazon.com.

MARKETING OF FEATURE FILMS AND TELEVISION PROGRAMS

         In acquiring the rights to various film and television Properties, the Company analyzes the viability of the Properties for distribution to the various marketplaces in an effort to target the Properties' audience appeal. After such analysis, the Company markets the Properties to the various media in a selective manner. The Company and its key personnel have established contact with many broadcasters, cable system operators and home video companies worldwide. The Company also presents certain of its films and television programs to foreign and domestic broadcasters, cable system operators and home video companies who are in attendance at the various international and domestic television programming conventions such as NATPE, MIP, MIP Asia, MIPCOM, DISCOP East Europe, the London Screenings, and the Los Angeles Screenings. In addition, with respect to certain of its non-fiction programming, i.e. to date its "Great Minds" series, the Company has entered into arrangements with print publishers to both promote the series and give the series greater prominence, such as Forbes for "Great Minds of Business," and American Heritage magazine for "Great Minds of American History."

         In connection with its distribution of films and television programming to the international marketplace and its licensing of such Properties to the North American television market, the Company licenses Properties for exhibition primarily via pay, basic cable, pay-per-view and broadcast television, and, in the case of international distribution, also via home video publishers. The Company enters into license agreements with ultimate exhibitors, i.e., television networks, television stations and cable and satellite systems operators, as well as sub-distributors. The Company does not, with some minor exceptions, directly distribute videocassettes internationally, rather, its licenses videocassette distribution rights to sub-distributors. The Company also licenses feature films and television programs or series for distribution on DVD.

         The Company's license agreement with a customer typically grants the customer an exclusive license to either exhibit or distribute a specific film or television program for a specified term, territory and medium, and in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the Property for a specified number of times.

Upon the execution of the license agreement, the Company typically delivers a copy of the master of the film or television program in a format appropriate to the customer's needs. In consideration for the granting of the license to a specific film or television program, the Company receives a licensing fee, which, in the case of a license granted to a distributor or a pay-per-view television exhibitor, is a percentage of revenues from the licensee's distribution or exhibition of the Property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to the Company. In the case of a license granted directly by the Company to a broadcast network or station or pay or basic cable television operator, the Company usually receives a set license fee that is not dependent upon the amount of revenue achieved by the channel, network or operator from the exhibition of the licensed Property. In certain cases Unapix Syndication will enter into barter arrangements where the license fee it receives from a television station consists of advertising time; the Company then sells that time to advertisers.

         The Company distributes videocassettes of feature films to the domestic home video rental market primarily by selling them to nine wholesale distributors, who then sell the videocassettes to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. The Company also sells videocassettes directly to Blockbuster Entertainment and Hollywood Entertainment. During 1998, an aggregate of approximately 27% of the Company's total revenues on a consolidated basis arose from sales to Discovery Channel Inc. and its affiliates, Blockbuster Entertainment and Ingram Entertainment. The Company currently sub- licenses laser disc and DVD rights to other domestic and Canadian distributors, who directly or indirectly, sell the laser discs and DVDs to retail outlets.

         The Company selects an average of approximately two feature films for release each month to the United States home video rental market. Approximately sixteen weeks prior to a video's retail release, the Company embarks on a marketing campaign that includes advertising in distributor mailers and trade publications and direct mailing of marketing literature and screening copies of the video. The Company sells videocassettes to the United States home video rental market primarily on a "pre-order" basis. Distributors who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances.

         The Company believes that the packaging and art work for the video boxes, posters, advertisements and other selling materials relating to the films it distributes to the United States home video rental market are key factors in determining the amount of sales. The Company believes that it was one of the first distributors to utilize several new techniques of video box designs including the use of 3-D graphics and "moving" images, along with multiple box designs for the same films. The Company designs the promotional campaign for each such Property it releases. While some of the art works for packaging, advertisements, trade show displays and posters are created entirely in-house, the Company usually commissions outside parties to assist in the art work for these materials. The Company then arranges for the printing, production and distribution of all promotional materials.

         Most of the feature films the Company distributes to the domestic home video rental marketplace are released directly to that market. From 1995 to 1998, the Company had not engaged in theatrical distribution, albeit, during such period, it had distributed films that were released by others theatrically. As the Company has been acquiring rights in feature films earlier in their production stages, the Company has been seeking to acquire all rights in the United States, including theatrical distribution rights. Because the production quality of these films as well as the caliber of their stars has been improving, the Company intends to increasingly exploit the theatrical rights it acquires by either sub-licensing such rights to domestic theatrical distributors or engaging in theatrical distribution itself. Theatrical distribution of a film involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. During 1998 the Company theatrically released one film on a platform basis. In a platform release, a film is exhibited in theatres in one or two cities where the film is promoted; if the release is successful in those cities, then it is released in other cities.

         Films that are first released theatrically are generally released to the home video rental market four to six months after the theatrical release. Films that are first exhibited on cable television are generally released to the home video rental market two to three months after the television premiere.

         It is expected that in the future a greater percentage of the films the Company releases for the home video rental market will first be released theatrically or premiere on cable television. During 1998 two of the films that A-Pix released to the home video rental market first premiered on pay television. The Company believes that a theatrical release or pay cable premiere of a film should complement its home video release by generating greater interest and awareness of the film before it is marketed for home videos.

         The Company markets films and television programs that are intended to be purchased by consumers by the following means: (i) selling to distributors and "rack-jobbers" who then sell the products to large retail outlets (such as "Best Buy," "Music Land" and "Tower Records"), convenience stores (such as "Seven Eleven") or mass merchants (such as "Sam's Club"), or otherwise market the products via shelf space they occupy at these locations, for resale to the ultimate consumer, (ii) direct response advertisements appearing on the Company's videocassettes and at the end of broadcasts of some of the Company's programs, and (iii) sales to specialty retail outlets (such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Nature Company, The Sharper Image and General Nutrition Centers). In addition, the Company markets Properties directly to consumers through their inclusion in catalogues operated by the Company and others, and through web-sites operated by the Company and others. All of the Company's E-Commerce web-sites are cross-promoted via direct advertising, web addresses on telecasts of Company programs, in Company mail-order catalogues, customer response cards included with Company product, the use of trailers on the Company's videos and via links to other Web sites operated by the Company. The Company's E-Commerce sites themselves cross-promote the Company's other products; as an example, thehorrorshop.com may contain promotion for an upcoming horror video release by A-Pix.

MUSIC VIDEOS AND AUDIO TAPES AND COMPACT DISCS - MIRAMAR IMAGES,
INC.

         The Company, through Miramar Images, Inc. ("Miramar"), which was acquired by the Company in 1997, produces and distributes music videos and audio recordings primarily for the New Adult Contemporary market, i.e., products that are designed to appeal to individuals over the age of 25. Miramar's videos are primarily long form music videos that match visual images with music rather than attempting to tell a story. Miramar commenced operations in 1985 and was known primarily as a "New Age" label. Early Miramar productions included "Natural States," "Desert Vision," and "Canyon Dreams." During the 1990's Miramar progressed from merely being a "New Age" label and began producing videos that utilize a computer animated medium rather than traditional cinematography, such as "The Mind's Eye," "Beyond the Mind's Eye" and "The Gate to the Mind's Eye." In 1999, Miramar's music video "Televoid" was nominated for a Grammy Award for Best Long Form Video. Miramar markets the soundtracks to a number of its videos separately as audio products. In addition, Miramar's record division produces and markets audio albums independent of videos. Artists who have recorded on the Miramar label include the following: Tangerine Dream; Pete Bardens; Jan Hammer; Thomas Dolby; Abraxas Pool; and Roger Smith. Audio only albums that have been released by Miramar include: "Drive;" "220 Volt Live;" "Both Sides;" and "Tyranny of Beauty." While most of Miramar's products are marketed to adults, Miramar has a children's line of videos, examples of which are "Gift of the Whales," "Imaginaria," and "Elroy's Toy."

         Recordings are primarily obtained from artists and their agents who approach Miramar seeking a distribution label. In almost all cases, the music has been recorded on a relatively high quality master when it is presented to Miramar. Miramar may re-sequence and remix the master, however, rarely will it arrange for a record to be produced by an artist in a recording studio.

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

         Miramar distributes its products to both the "traditional retail marketplace," such as retail record and video stores and chain bookstores, as well as specialty retail outlets (alternative markets), such as governmental agencies, gift stores, libraries, museums, Radio Shack and The Sharper Image. In January, 1998 Miramar entered into a distribution agreement with Distribution North America ("DNA"), a division of Valley Media, Inc., for distributing its music videocassettes and audio compact discs and tapes in the "traditional retail marketplace" in United States, which is the principal territory in which Miramar's products are sold. The distribution agreement with DNA expires in January 2001. Miramar maintains an in-house sales department that promotes and markets its products particularly targeting the alternative market; it also utilizes radio air play, television exposure, retail promotion, and publicity and advertising to create demand within both the traditional and alternative markets. Miramar from time to time has licensed its videos for exhibition on PBS and the Disney Channel. It also markets its products through direct response television advertisements and direct mail, including through catalogues operated by the Company and others, and the Company's Web sites.

FOREIGN SALES

         Revenues derived by the Company from foreign markets were $6,313,000 and $6,358,000, in the years ended December 31, 1998 and 1997, respectively. The Company is subject to various risks inherent in foreign trade which could have a significant impact on the Company's ability to market its Properties competitively. These risks include economic or political instability and artificial ceilings placed on the demand for the Company's Properties in foreign markets by foreign government's implementation of local content and quota requirements prohibiting or limiting the quantity of foreign-made feature films and television programs which may be exhibited or broadcast in one or more foreign countries.


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

EMPLOYEES

         Currently the Company and its subsidiaries, have 91 employees, three of which are part-time.

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

         Competition for distribution rights to films, television programs and recordings is based primarily on the amount of royalty advances that companies are willing to offer to producers and recording artists and the producers' and artists' perception of the Company's marketing capabilities and its commitment to marketing the property. The Company's principal competitors for acquisitions of films and television programs are companies such as New Line Cinema, Artisan Home Entertainment, Trimark Entertainment, Columbia Tristar Home Video, BMG Entertainment, Pearson Television, Winstar Home Entertainment and Tapestry International. The Company's principal competitors for recordings are Windham Hill, Private Music, and Narada Media; however, to the Company's knowledge, Private Music and Narada Media do not produce or distribute long form music videos to any significant extent. Many of the Company's competitors have significantly greater financial resources and longer operating histories than the Company. In general, the Company acquires films, television programming, videos and recordings that are designed to appeal to a specific niche audience, and which can be promoted with a limited advertising budget. Many of the films and television programs the Company acquires may appeal to such a targeted audience that competitors who are financially stronger than the Company may not actively pursue them, and the competitors that do seek to acquire distribution rights in them may be financially weaker than the Company, do not have as good a marketing reputation, or are unable to exploit the films or programs in as many markets as the Company (i.e. domestic television, domestic home video rental, consumer or international markets). The Company also believes that it is able to compete against larger companies because it can react to trends in the entertainment industry and public tastes more quickly than such competitors since it lacks the more elaborate bureaucracies that often characterize larger organizations. Most of the recordings that Miramar seeks to acquire are not pursued by major record labels because of their limited appeal. The Company believes that Miramar can compete against other smaller record labels for acquisitions of recordings because of Miramar's reputation in the industry.

         In marketing films, television programs, recordings and music videos, the Company competes against the same competitors with whom it competes for the acquisition of such products, as well as major studios and record companies, such as Time/Warner, The Walt Disney Company, MCA, Paramount, Fox, Sony/Columbia, and Geffen Records. Since the Company expends significantly less on product acquisitions than many of these competitors it believes it can produce profits from even modest sales volume.

SERVICEMARKS AND TRADEMARKS

         The Company has registered the following trademarks or service marks with the United States Patent and Trademark Office: "UNAPIX;" "MIRAMAR PRODUCTIONS;" A-PIX;" "INNER DIMENSION;" "UNAPIX FILMS;" and "The HORROR SHOP." The Company has applied for federal registration of the following trademarks or service marks: "UNAPIX CONSUMER PRODUCTS;" "THE JAZZ STORE;" "GREAT MINDS OF ,;" "DOCERE;" and related logo treatments and designs.

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

DEPENDENCE UPON KEY PERSONNEL - The Company is highly dependent on the services of Herbert M. Pearlman, its Chairman of the Board and Chief Executive Officer, Scott Hanock, Co-President of the Company and Managing Director of International Sales and Marketing, and Robert Baruc, Co-President of the Company and President of A-Pix. The loss of the services of one or more of Messrs. Pearlman, Hanock or Baruc could have a material adverse effect upon the Company's business. Presently, the Company has key man life insurance on the life of Mr. Baruc in the amount of $750,000.

INCOME FORECAST; BASIS OF PRINCIPAL ASSETS; POSSIBLE FLUCTUATION IN OPERATING RESULTS - Included in the Company's assets at December 31, 1999 are unamortized film costs of $36,525,000 which include costs incurred for the production, acquisition and distribution of its Properties and other rights acquired from third parties. Amortization of these costs is based on the "individual film forecast method" of accounting. This method, which is prescribed by generally accepted accounting principles and is standard practice in the entertainment industry, requires management to project future revenues to be generated by the Company's Properties and to amortize the costs of the Properties based on the percentage that revenue recognized bears to total projected revenues. There can be no assurance that management's projection of future revenues will be realized. Moreover, if the Company subsequently determines that future revenues will be less than originally projected, an adjustment would have to be made in the carrying value of deferred costs which could materially affect operating results reported in the period such adjustment is made. Accordingly, there may be significant fluctuation in quarterly financial results reported by the Company as a result of such adjustments.

COMPETITION - The Company currently competes with other distribution companies including many of which have longer-standing relationships in the industry, significantly greater financial resources and more extensive libraries than the Company. There can be no assurance that the Company will be able to compete successfully against these other companies.

SHIFT IN STRATEGY - Although members of management of the Company have prior experience in film and television program productions, the Company itself has a limited track record in such activities. The Company's shift in strategy toward an increased emphasis on motion picture production may increase the rewards available to the Company, but may increase the risks as well.

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

         The Company also leases approximately 3,400 square feet of office space located at 4515 Van Nuys Boulevard, Sherman Oaks, California 91403. The current lease is for a term of three years, commencing April 1996, at a base annual rent of $44,400 for the first year, $45,600 for the second year and $46,200 for the third year. This space is used for the offices of Unapix International. Pursuant to a sublease with a term commencing on April 1, 1999 and expiring on December 31, 2003, Unapix International and certain administrative personnel of the Company will lease approximately 14,000 square feet of space located at 15910 Ventura Boulevard, Encino, California. The lease provides for a base annual rent of

$250,000. The Company plans to sub-let a portion of these premises to other parties.

         The Company also shares occupancy, with three other affiliated corporations, of 4,500 square feet of office space located at 537 Steamboat Road, Greenwich, CT. All four corporations are tenants under a lease which is for a term of four years commencing June 1998 with an annual base rent of $112,500 for the first year, $117,000 for the second year, $121,500 for the third year and $126,000 for the fourth year. The Company currently pays approximately 25% of the rent.

         Miramar's offices, consisting of approximately 7,000 square feet of office space, are located at 200 Second Avenue West, Seattle, Washington 98119. Miramar occupies these offices pursuant to a lease expiring in January 1999, which provides for a current base annual rent of $99,000. The Company is currently negotiating an extension of this lease.

         Unapix Productions West's offices occupy 2,000 square feet of space at 10950 West Washington Boulevard, Culver City, California 90232. The offices are occupied pursuant to a five year lease that commenced in June 1998. The lease provides for a base annual rent of approximately $50,000 per year.

         Unapix Direct Media's and The Jazz Store's offices, consisting of a total of 3,163 square feet of space, are located at 427 Bloomfield Avenue, Montclair, New Jersey, 07042. Unapix Direct Media's offices are occupied pursuant to a five year lease, that commenced in October 1998. The Jazz Store's offices are occupied pursuant to a three year lease that commenced in June 1998. The leases provide for base annual rent aggregating approximately $77,000 per year.

         The Company believes that its office space is adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings which it considers to be routine and incidental to its business. The Company believes that any liability which may arise as a result of any such proceeding will not have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 19, 1998, the Company held its 1998 Annual Meeting of Stockholders at which stockholders elected David M. Fox, Robert Baruc and Scott Hanock as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2001, or until their successors are duly elected. 5,636,625 shares were voted in favor of the election of such individuals and votes were withheld with respect to 63,280 shares. In addition to the individuals elected as directors at the 1998 Annual Meeting, Messrs. Herbert M. Pearlman, David S. Lawi, Lawrence Bishop and Walter M. Craig, Jr., who were directors of the Company at the time of the 1998 Annual Meeting of Stockholders, continue to serve as directors of the Company. Stuart J. Beck became a director of the Company in October 1998 subsequent to the Annual Meeting and resigned as a director in March 1999. David M. Fox resigned as a director effective as of January 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      MARKET INFORMATION

         The Company's Common Stock is primarily traded on the American Stock Exchange (the "AMEX") under the symbol UPX. Until June 22, 1998, the Company's Class B Warrants also traded on the AMEX under the symbol UPX.W.S.B. Trading of the Class B Warrants was discontinued as a result of the expiration of such warrants in accordance with their terms.

         The following table sets forth the range of high and low sales prices of the Company's securities as reported by the AMEX.


                                                       American
                                                    Stock Exchange
                                                    --------------
                                                 Low               High
                                                -----             -----
1997
----
First Quarter        Common Stock               3 13/16           4  3/4
                     Class B Warrants              9/16              7/8

Second Quarter       Common Stock               3  9/16           4 11/16
                     Class B Warrants              9/16           1

Third Quarter        Common Stock               4  1/8            4 15/16
                     Class B Warrants              5/8            1

Fourth Quarter       Common Stock               3 13/16           5   3/8
                     Class B Warrants              9/16           1  5/16


1998
----
First Quarter        Common Stock               4   1/8           5  1/16
                     Class B Warrants              7/16             15/16


Second Quarter       Common Stock               4  1/16           6  1/16
                     Class B Warrants*              3/8               7/8

Third Quarter        Common Stock               2                 5   1/4

Fourth Quarter       Common Stock               1   3/4           2   3/4


----------
* Trading of the Class B Warrants was discontinued by the AMEX as of the close of business on June 22, 1998.

(b)      HOLDERS

         As of March 8, 1999, there were, to the best of the Company's knowledge, approximately 205 holders of record (not beneficial holders) of the Company's Common Stock.

(c)      DIVIDENDS

         The Company has not paid any cash dividends on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and is prohibited from paying any cash dividends on its common stock under its working capital credit facility.

(d)      RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below is a description of all sales of unregistered securities during the fourth quarter of 1998 (sales of unregistered securities during the first three quarters of 1998 were previously reported on the Company's Quarterly Reports on Form 10-QSB).

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

         In December 1998 the Company sold a total of 500 shares of its Series C 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock C"). Each share of Preferred Stock C has a stated value of $1,000 and is convertible into shares of Common Stock at a conversion price of $2.50 per share (i.e. each share of Preferred Stock C is convertible into 400 shares of the Company's Common Stock). The sale was made pursuant to the exemption contained in Section 4(2) of the Act. All of the investors were "accredited" (as such term is defined in Rule 501 of Regulation D promulgated under the Act).

         Also, in December 1998 the Company granted an aggregate of 95,000 common stock purchase options to one officer and three of its directors (who are not also employees). All such options have an exercise price of $2.86 per share and expire in June 2008. 12,917 of such options are immediately exercisable. The remaining options become exercisable based solely upon the grantee's continuing to provide services to the Company. The options were issued pursuant to the exemption contained in Section 4(2) of the Act.

         In January 1999 the Company issued 52,942 shares of its Common Stock to Steve and Marcia Brecker, who are officers, directors and shareholders of the Company's subsidiary, The Jazz Store, Inc. (the "Jazz Store"). Such shares were a portion of an aggregate of 75,000 shares of Common Stock that the Company is obligated to issue to Steve and Marcia Brecker in exchange for a total of 598 shares of the Jazz Store, constituting 28.2% of the Jazz Store's outstanding shares, that they sold to the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31,
1997

         Revenues increased to $36,481,000 in 1998, an increase of $4,329,000 (14%), compared to $32,152,100 in 1997. The increase is primarily the result of the increase in home video revenues of $5,321,000 (27%) to $24,802,000 in 1998 compared to $19,481,000 in 1997. The Company expects to recognize continued growth in the home video market into 1999. This growth should be generated by continued phasing into aggressive market penetration, as well as the Company's emphasis on distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

         Licensing and distribution costs decreased by $1,404,000 (16%) to $7,543,000 in 1998 from $8,947,000 in 1997. The decrease was due to lower sales in 1998 and a major sale in 1997 to which a higher than normal amortization rate applied. Home video costs increased $1,825,000 (15%) to $14,396,000 in 1998 compared with $12,571,000 in 1997 which reflects increased royalty, amortization and other film expenses associated with higher level of revenues.

         General and administrative expenses were $12,685,000 in 1998 compared to $7,364,000 in 1997, an increase of $5,321,000 (72%). The increase is primarily attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs consisted mainly of increased staffing and office costs to support increased marketing activity and establishment of new business units. Other non-recurring costs of $333,000 in 1998 represent costs incurred primarily for termination and relocation expenses.

         Income from operations was $1,524,000 in 1998 and $3,270,000 in 1997. The decrease reflects higher general and administrative expenses referred to above.

         Interest and debt expense, net increased to $1,248,000 in 1998 from $977,000 in 1997. The increase reflects interest on the 10% convertible notes issued in the second half of 1997 and in 1998, as well as increased bank borrowings.


LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1998, operating activities provided cash of $11,178,000. The Company used $24,772,000 in investing activities which consisted primarily of $24,344,000 incurred in acquiring, producing and promoting new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $14,876,000 from financing activities which included private offerings of 10% convertible subordinated notes, preferred stock and proceeds from the exercise of warrants and options. The net result was an increase in cash and cash equivalents of $1,282,000.

         In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $7,000,000 as of December 31, 1998, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other potential financing.

         The Company has a $10,000,000 revolving credit facility with Imperial Bank dated April 17, 1997. The parties expect to amend the agreement to provide for total borrowings of up to $20,000,000 which includes a revolving credit of up to $15,000,000 based on the Company's qualifying accounts receivable and other contractual rights to payment and up to $5,000,000 for qualifying film productions. The amendment will extend the facility to March 2001 and is contingent upon the bank obtaining a participant for the credit facility, which management expects to occur in the very near future. Pending obtaining a participant, the present facility was amended April 12, 1999 to provide for borrowings of up to $13,000,000 based on qualifying accounts receivable and other contractual rights to payment and the agreement was extended to March 2, 2000. Beginning May 3, 1999 and each month thereafter, the maximum amount available decreases by $500,000 but not below $10,000,000. Outstanding amounts under the facility are collateralized by a security interest in substantially all of the Company's assets. (See note 4 to the consolidated financial statements).

         In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated notes due June 30, 2003 convertible initially into common stock at $4.75 per share. The conversion price is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999. The conversion price was reset on September 1, 1998 to $4.00 per share and on March 1, 1999 to $3.50 per share. Notes in the principal amount of $900,000 were issued to certain investors in a film acquisition fund in exchange for their interests therein. Upon completion of the offering, proceeds of $250,000 were used to repay the loans from the Chairman and the Secretary, and proceeds of $650,000 were used to repay Mezzanine Financial Corp. The remaining $100,000 of the Mezzanine loan was exchanged for an equivalent amount of 10% convertible notes (See note 4 to the consolidated financial statements).

         In July 1998 the Company consummated a private placement of 300 shares of its non-voting Series B preferred stock and a three year warrant to purchase 200,000 shares of common stock at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred stock has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash, or, at the Company's option, under certain circumstances, in common stock. The series B preferred stock is convertible into common stock. (See note 5 to the consolidated financial statements).

         In December 1998 the Company initiated a private placement to accredited investors of up to 2,500 shares of Series C 8% cumulative convertible preferred stock each of which has a stated value of $1,000 per share and is convertible into common stock at a conversion price of $2.50 per share. The offering price is $1,000 per share. The Series C preferred stock provides for cumulative cash dividends at an annual rate of 8% of the stated value per share. At the Company's option, dividends that accrue through December 31, 2000 may be paid in common stock. The Company may redeem the Series C preferred stock beginning in 2002 at a premium of $60 per share which declines to zero in 2008 and thereafter. So long as shares of Series B preferred stock are outstanding, the Company cannot redeem Series C preferred stock without the prior written consent of the holder of Series B. Proceeds of $500,000 were received through December 31, 1998 of which $300,000 was received from two officers and directors of the Company.

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

         Except for the historical information contained herein, the matters discussed are forward-looking statements which are necessarily speculative and are subject to risks and uncertainties which could cause actual events or results to differ materially from those referred to in such forward-looking statements. Certain of such risks include the following: (i) The film, television programming and audio compact disc and tape distribution business involves a substantial degree of risk. The success of a product depends upon unpredictable and changing factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the distributor and availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. In addition, as a result of the Company increasing its resources to film and television product earlier in its production and acquisition stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Therefore, there is a substantial risk that some or all of the Company's products may not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized; and (ii) The film, television programming and audio compact disc and tape distribution and licensing industry is capital intensive and requires significant expenditures of funds to establish a library of entertainment properties from which revenues may be generated. The Company could be dependent upon future financing in order to compete more effectively in the marketplace. The Company's cash requirements have been and will continue to be significant. If additional funding is unavailable to the Company when needed, the Company could be required to curtail significantly one or more aspects of its operations and the Company's business and financial condition could be materially adversely affected. Additional factors that could affect results are described in "FACTORS WHICH MAY AFFECT RESULTS". The highlighted risks should not be assumed to be the only things that could affect the Company's future performance. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by the Company's management over time means that actual events are bearing out as estimated in such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS.

See financial statements set forth in Item 13 of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by Item 9 is incorporated herein by reference to the information set forth under the sections entitled "ELECTION OF DIRECTORS and "EXECUTIVE OFFICERS" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for 1999 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998 (the "Proxy Statement").


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


                                                 Page
                                                 ----
    Independent Auditor's Report...............  F-1
    Consolidated Balance Sheet as of
       December 31, 1998.......................  F-2
    Consolidated Statements of Operations
       for the years ended December 31, 1998
       and 1997................................  F-3
    Consolidated Statements of Changes in
       Stockholders' Equity for the years
       ended December 31, 1998 and 1997........  F-4
    Consolidated Statements of Cash Flows
       for the years ended December 31, 1998
       and 1997................................  F-5
    Notes to Consolidated Financial Statements.  F-7


    (b)  Reports on Form 8-K

         The Company did not file any current Reports on Form 8-K during the fourth quarter of 1998.

    (c) Exhibits



Exhibit
Number        Description
-------       ------------
 3.1          Company's Certificate of Incorporation, dated January 7,
              1993 [incorporated herein by reference to Exhibit 3.1 to
              the Company's Form SB-2 Registration Statement, File No.
              33-61798 (the "Registration Statement")]

 3.1.1        Amendment No. 1 to Company's Certificate of
              Incorporation, dated March 15, 1993 [incorporated herein] by reference to Exhibit 3.1.1 to the Registration
              Statement]

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

 3.1.6 Certificate of Increase to the Certificate of Designations, Preferences and Rights of Series A 8%
              Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1.6 to the Company's
              Annual Report on Form 10-KSB for 1994 (the "1994 Form 10-
              KSB")]

 3.1.7 Certificate of Ownership and Merger, dated August 8, 1996, merging A-Pix Entertainment, Inc. into the Company
              [incorporated herein by reference to Exhibit 3.1.7 to the Company's Annual Report on Form 10-KSB for 1996 (the "1996
              Form 10-KSB")]



Exhibit
Number        Description
-------       ------------
 3.1.8        Certificate of Amendment of the Company's Certificate of
              Incorporation, dated October 7, 1997, increasing the number of authorized shares of common stock [incorporated herein by
              reference to Exhibit 3 to the Company's Quarterly Report on
              Form 10-QSB for the Quarterly Period ended September 30, 1997]

 3.1.9 Certificate of Designation, Powers, Preferences and Rights of the 6% Series B Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1 to the Company's Current
              Report on Form 8-K for Event of July 16, 1998 (the "July 1998
              Form 8-K")]

 3.1.10       Certificate of Designations, Preferences and Rights of
              Series C 8% Cumulative Convertible Preferred Stock (1)

 3.2          By-Laws of the Company (1)

 4.1 Form of Common Stock Certificate [incorporated herein by reference to Exhibit 4.1 to the Registration Statement]

 4.2          Form of Variable Rate Senior Subordinated Note due
              December 31, 2001 [incorporated herein by reference to
              Exhibit 4.8 of the 1994 Form 10-KSB]

 4.3          Form of Common Stock Purchase Warrant Certificate for
              Warrants issued together with Variable Rate Senior
              Subordinated Notes due December 31, 2001 [incorporated herein by reference to Exhibit 4.9 of the 1994 Form 10-
              KSB]

 4.4          Common Stock Purchase Warrant Certificate issued to
              Atlantic Bank of New York entitling it to purchase 20,000 shares of Common Stock [incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form
              8-K for event of June 21, 1995]

 4.5 Common Stock Purchase Warrant Certificate entitling the holder to purchase 15,000 shares of common stock at an exercise price of $4.25 per share and expiring on June
              30, 2000 [incorporated herein by reference to Exhibit
              4.11 of the Company's Annual Report on Form 10-KSB for
              1995 (the "1995 Form 10-KSB")]

 4.6 Common Stock Purchase Warrant Certificate entitling the holder to purchase 10,000 shares of common stock at an exercise price of $4.50 per share and expiring on December 31, 2000 [incorporated herein by reference to
              Exhibit 4.12 of the 1995 Form 10-KSB]



Exhibit
Number        Description
-------       ------------
 4.7          Form of 10% Convertible Subordinated Note due June 30,
              2003 having an original conversion price of $4.50 per
              share [incorporated herein by reference to Exhibit 4.1 to
              the Company's Quarterly Report on Form 10-QSB for the
              Quarterly Period ended June 30, 1996 (the "June 1996 Form
              10-QSB")]

 4.8 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at an original exercise price of $6.00 per share and expiring on June 30, 2003
              [incorporated herein by reference to Exhibit 4.2 to the June 1996
              Form 10-QSB]

 4.9 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $4.50 per share and expiring on December 31, 2001 [incorporated herein by reference to
              Exhibit 4.15 of the 1996 Form 10-KSB]

 4.10 Form of 10% Convertible Subordinated Note due June 30, 2003 having an original conversion price of $4.75 per share [incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-KSB for 1997 (the "1997 Form 10-KSB")]

 4.11 Form of 10% Convertible Subordinated Note due June 30, 2004 having an original conversion price of $5.00 per share [incorporated herein by reference to Exhibit 4.14 to the 1997 Form 10-KSB]

 4.12 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at an original exercise price of $6.00 per share and expiring on June 30, 2004
              [incorporated herein by reference to Exhibit 4.15 to the 1997 Form
              10-KSB]

 4.13 Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $5.00 per share and expiring December 31, 2002 [incorporated herein by reference to
              Exhibit 4.16 to the 1997 Form 10-KSB]

 4.14 Form of Common Stock Purchase Warrant dated July 16, 1998 in favor of KA Investments with respect to 200,000 shares of underlying common stock [incorporated herein by reference to Exhibit 10.3 to the July 1998 Form 8-K]



Exhibit
Number        Description
-------       ------------
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

 *10.5        1993 Stock Option Plan, as amended (1)

  10.6        Form of Lease Agreement for 537 Steamboat Road, Greenwich,
              Connecticut offices [incorporated herein by reference to Exhibit
              10.9 to the 1994 Form 10-KSB]

  10.7 Lease Agreement for 200 Madison Avenue Location [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

 *10.8 Stock Option Agreement between the Company and David Fox (embodied in Exhibit 10.1) [incorporated herein by reference to Exhibit 10.1 to the Registration Statement]

 *10.9        Form of Earnings Performance Stock Option Agreement between the
              Company and Herbert M. Pearlman, dated April 23, 1993
              [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]



Exhibit
Number        Description
-------       ------------
  10.10       Schedule of omitted documents in the form of Exhibit 10.9, including material detail in which such documents differ from
              Exhibit 10.9 [incorporated herein by reference to Exhibit 10.18.1 to the Registration Statement]

 *10.11       Employment Agreement between the Company and Robert Baruc
              [incorporated herein by reference to Exhibit 10.1 of the Company's
              Quarterly Report on Form 10-QSB for the Quarterly Period ended
              June 30, 1993]

 *10.12       Amendment No. 1 to Employment Agreement of Robert Baruc
              [incorporated herein by reference to Exhibit 10.16 to the Company's 1996 Form 10-KSB]

 *10.13       Employment Agreement between the Company and Robert Miller
              [incorporated herein by reference to Exhibit 10.17 to the Company's 1996 Form 10-KSB]

 *10.14       Employment Agreement between the Company and Timothy Smith
              [incorporated herein by reference to Exhibit 10.18 to the Company's 1996 Form 10-KSB]

  10.15       Lease Agreement, as amended to date, for Miramar's offices at 200
              Second Avenue West, Seattle, Washington [incorporated herein by reference to Exhibit 10.29 to the 1996 Form 10-KSB]

  10.16       Revolving Credit Loan and Security Agreement, dated April 16,
              1997, among Imperial Bank, Unapix Entertainment, Inc., A-Pix
              Entertainment, Inc. and Miramar Images, Inc. [incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended March 31, 1997]

  10.17 Amendment No.1 to Revolving Credit Loan and Security Agreement entered into March 25, 1998, by and between (i) Unapix
              Entertainment, Inc. and Miramar Images, Inc. and (ii) Imperial
              Bank [incorporated herein by reference to Exhibit 10.25 to the 1997 Form 10-KSB]

  10.18 Amendment No. 2 to Revolving Credit Loan and Security Agreement entered into March 19, 1999, by and between (i) Unapix
              Entertainment, Inc. and Miramar Images, Inc. and (ii) Imperial
              Bank(1)

  10.19       Convertible Preferred Stock Purchase Agreement, dated as of July
              15, 1998, between KA Investments LDC and the Company [incorporated herein by reference to Exhibit 10.1 to the July 1997 Form 8-K]

  10.20       Registration Rights Agreement, dated as of July 15, 1998,



Exhibit
Number        Description
-------       ------------
              between KA Investments LDC and the Company [incorporated
              herein by reference to Exhibit 10.2 to the July 1998 Form 8-K]

 10.21        Lease Agreement for Unapix Production West's office space located at 10950 West Washington Boulevard, Culver City, California 90232
              (1)

 10.22 Lease Agreements for Unapix Direct Media's and The Jazz Store's offices located at 427 Bloomfield Avenue, Montclair, New Jersey
              07042 (1)

 10.23 Sublease Agreement for Unapix International's Office space located at 15910 Ventura Boulevard, Encino, California (1)

 10.24 Amendment No. 3 to Revolving Credit Loan and Security Agreement, entered into April 14, 1999, by and between (i) Unapix
              Entertainment, Inc. and Miramar Images, Inc. and (ii) Imperial
              Bank (1)

 21.1         Subsidiaries (1)

 23.1         Consent of Richard A. Eisner & Company, LLP. (1)

 27.1         Financial Data Schedules (1)


----------
(1) Filed herewith.

*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1999.


                                  UNAPIX ENTERTAINMENT, INC.



                                  By: /s/Herbert M. Pearlman
                                     ------------------------------
                                      Herbert M. Pearlman
                                      Chief Executive Officer
                                      (principal executive officer)



                                  By: /s/Cheryl Freeman
                                     ------------------------------
                                     Cheryl Freeman
                                     Chief Financial Officer
                                     (principal financial and
                                     accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Herbert M. Pearlman       Chairman of the
-----------------------      Board of Directors               April 14, 1999
Herbert M. Pearlman          and Chief Executive
                             Officer


/s/David S. Lawi             Chairman of the Executive
-----------------------      Committee and Director           April 14,1999
David S. Lawi


/s/Robert Baruc              Office of the President
-----------------------      and Director                     April 14, 1999
Robert Baruc


/s/Scott Hanock              Office of the President
-----------------------      and Director                     April 14, 1999
Scott Hanock


/s/Walter M. Craig, Jr.      Director                         April 14, 1999
-----------------------
Walter M. Craig, Jr.


/s/Lawrence Bishop           Director                         April 14, 1999
-----------------------
Lawrence Bishop

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Unapix Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

New York, New York
April 1, 1999, except for Note 4 as
to which the date is April 12, 1999

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)



                                                                  December 31,
                                                                     1998
                                                                   --------
                                ASSETS

Cash and cash equivalents                                               $ 1,707
Accounts receivable, net of allowances of $1,909                         18,968
Film costs, net                                                          36,525
Product inventory                                                         2,978
Property and equipment, net                                               1,037
Other assets                                                              1,389
Excess of cost over fair value of net assets acquired, net                3,279
                                                                       --------
  Total Assets                                                          $65,883
                                                                       --------
                                                                       --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities :
Accounts payable and accrued expenses                                   $ 8,845
Deferred income taxes                                                     1,104
Royalty payable                                                           5,234
Bank line of credit                                                       9,978
Variable rate senior subordinated notes                                   2,608
10% convertible subordinated notes                                       13,343
                                                                       --------
  Total Liabilities                                                     $41,112
                                                                       --------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock; $.01 par value; 3,000,000 authorized
Cumulative convertible Series A 8% preferred stock;
 501,000 issued and outstanding (aggregate liquidation
 preference of $1,503)                                                        5
Non-voting convertible Series B 6% preferred stock;
 300 shares issued and outstanding, (aggregate liquidation
 preference of $3,000)                                                       --
Cumulative Convertible Series C 8% preferred stock;
 675 shares issued and outstanding (aggregate liquidation
 preference of $675)                                                         --
Common stock $.01 par value per share; 40,000,000 authorized;                --
 7,515,000 shares issued and outstanding                                     76
Additional paid-in capital                                               26,695
Notes receivable from equity sales                                       (2,715)
Retained Earnings                                                           710
                                                                       --------
 Total Stockholders' Equity                                             $24,771
                                                                       --------
 Total Liabilities and Stockholders' Equity                             $65,883
                                                                       --------
                                                                       --------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     For the Years Ended December 31,
                                                           1998          1997
                                                           ----          ----
Revenues:
      Licensing and distribution                         $ 11,679      $ 12,671
      Home video                                           24,802        19,481
                                                         --------      --------
                                                           36,481        32,152
                                                         --------      --------
Operating costs:
      Licensing and distribution                            7,543         8,947
      Home video                                           14,396        12,571
      General and administrative expenses                  12,685         7,364
      Other - non recurring                                   333          --
                                                         --------      --------
                                                           34,957        28,882
                                                         --------      --------

Income from operations                                      1,524         3,270


Interest and other debt expense, net                       (1,248)         (977)
                                                         --------      --------
Income before provision for income taxes                      276         2,293

Provision for income taxes                                    166           946
                                                         --------      --------
Net income                                               $    110      $  1,347

Loss preferred stock dividends                                203           121
                                                         --------      --------
Net income (loss) available to common shareholders       $    (93)     $  1,226
                                                         --------      --------
                                                         --------      --------
Net income (loss) per common share
   Basic                                                 $   (.01)     $    .21
                                                         --------      --------
                                                         --------      --------
   Diluted                                               $   (.01)     $    .19
                                                         --------      --------
                                                         --------      --------

Weighted average number of common shares outstanding
   Basic                                                    6,783         5,796
                                                         --------      --------
                                                         --------      --------

   Diluted                                                  6,783         6,465
                                                         --------      --------
                                                         --------      --------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)


                                     Convertible      Convertible    Convertible
                                      Preferred        Preferred      Preferred
                     Common Stock   Stock Series A   Stock Series B  Stock Series C
                     -------------- --------------   --------------  ---------------                Notes      Retained
                              Par            Par              Par              Par   Additional  Receivable    Earnings
                              Value         Value            Value            Value    Paid-in    on Stock   (Accumulated)
                     Shares  ($.01) Shares ($.01)     Shares ($.01)   Shares  ($.01)   Capital     Sales       (Deficit)    Total
                     ------  ------ ------ ------     ------ ------   ------  ------   -------     -----       ---------    -----
Balance at
 January 1, 1997      5,325   $53    534     $5                                        $15,273    $(2,033)      $ (484)    $12,814

Notes receivable on
 common stock sales
 and exercise of
 warrants                                                                                              16                      16

Acquisition of
 subsidiary             314     3                                                        1,397                              1,400

Exercise of options
 and warrants           109     2                                                          271                                273

Warrant, option and
 private placement
 expenditures                                                                              (14)                               (14)

Issuance of common
 stock                  202     2                                                            7                                  9

Preferred stock
 dividends                                                                                 (61)                    (60)       (121)

Common stock issued
 in lieu of cash
 dividend                19                                                                 82                                 82

Issuance of warrants                                                                       224                                224

Preferred stock
 conversion              33          (33)

Net income for 1997                                                                                              1,347       1,347
                     ------  ------ ------ ------     ------ ------   ------  ------  --------    -------       ------     -------
Balance at
 December 31, 1997    6,002   $60    501     $5                                       $17,179     $(2,017)      $  803     $16,030


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)


                                     Convertible      Convertible    Convertible
                                     -----------      -----------    -----------
                                      Preferred        Preferred      Preferred
                                      ---------        ---------      ---------
                     Common Stock   Stock Series A   Stock Series B  Stock Series C
                     -------------- --------------   --------------  ---------------                Notes      Retained
                              Par            Par              Par              Par   Additional  Receivable    Earnings
                              Value         Value            Value            Value    Paid-in    on Stock   (Accumulated)
                     Shares  ($.01) Shares ($.01)     Shares ($.01)   Shares  ($.01)   Capital     Sales       (Deficit)    Total
                     ------  ------ ------ ------     ------ ------   ------  ------   -------     -----       ---------    -----
Balance at
 January 1, 1998     6,002    $60    501     $5                                        $17,179    $(2,017)      $803       $16,030

Repayment on Notes                                                                                     80                       80

Acquisition of
 subsidiary             75      1                                                          169                                 170

Exercise of
 warrants,
 net of expenses
 $313,000            1,399     14                                                        5,620       (778)                   4,856

Sale of preferred
 stock, net                                           300             500                3,315                               3,315

Preferred Stock
 issued in payment
 of principal
 variable rate note                                                   175                  175                                 175

Preferred stock
 dividends                                                                                                      (203)         (203)

Common stock issued
 in lieu of cash
 dividend               39      1                                                          118                                 119

Issuance of warrants                                                                       119                                 119

Net income for 1998                                                                                              110           110
                     ------  ------ ------ ------     ------ ------   ------  ------  --------    -------       ------     -------
Balance at
 December 31, 1998   7,515    $76    501     $5       300     --      675      --      $26,695    $(2,715)      $710       $24,771


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                     For the Years Ended December 31,
                                                           1998          1997
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $    110      $  1,347
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Amortization and depreciation                           13,113        15,200
   Deferred income taxes                                      107           867
   Accretion of notes discount                                114            90
   Film rights received                                        --          (900)
   Increase in accounts receivable, net                    (4,613)       (3,802)
   Increase in product inventory                           (1,325)         (605)
   (Increase) decrease in other assets                        927          (800)
   Increase (decrease) in accounts payable and
     accrued expenses                                       1,256        (1,582)
   Increase in royalties payable                            1,489           976
                                                         --------      --------
Total cash flows provided by operating activities          11,178        10,791
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
   Film cost expenditures                                 (24,344)      (19,600)
   Acquisition of subsidiary                                   --          (736)
   Purchase of property and equipment                        (428)         (234)
                                                         --------      --------
Total cash flows used by investing activities             (24,772)      (20,570)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from 10% convertible
     notes private placement                                4,052         2,511
   Proceeds from preferred stock offerings, net             3,315            --
   Repayments on variable rate notes                         (128)           --
   Net borrowings under bank line of credit                 3,185         6,484
   Proceeds from employee notes receivable                     80            55
   Proceeds from warrant and option exercises               4,856           234
   Advances from affiliates                                   700           300
   Repayments of advances and other
   obligations to affiliates                               (1,100)           --
   Preferred stock dividends                                  (84)          (39)
                                                         --------      --------
Total cash flows from financing activities               $ 14,876      $  9,545
                                                         --------      --------


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                 (In thousands)



                                                       For the Years Ended December 31,
                                                              1998        1997
                                                             ------      ------
NET INCREASE(DECREASE)IN CASH AND
   CASH EQUIVALENTS                                         $ 1,282     $  (234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  425         659
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      1,707     $   425
                                                            -------     -------
                                                            -------     -------


SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
    Film cost additions                                         999       1,812
   Equipment acquired under capital lease                       217         109
   Acquisition of subsidiary                                    170       2,365
   Warrants issued                                              119         224
   Conversion of accrued liability
      to acquisition fund payable                                --          71
   Preferred stock dividends paid in common stock               119          82
   Notes received for employee common stock purchase             --          39
   Notes received for exercise of warrants                      778          --
   Exchange of debt payable to affiliates
      for 10% convertible subordinated notes                  1,000          --
   Series C preferred stock issued for principal
      payment on variable rate senior subordinated note         175          --
                                                            -------     -------
                                                            -------     -------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest                                 $ 2,533     $ 1,390
                                                            -------     -------
                                                            -------     -------
     Cash paid for taxes                                    $   133     $    65
                                                            -------     -------
                                                            -------     -------



           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

OPERATIONS:

Unapix Entertainment, Inc. and its subsidiaries (the "Company"), is a world-wide licensor, distributor and producer of programming and feature films for the television market (including free and pay television, cable and satellite), the home video market (including video cassette, laser disc and digital video disks) and the consumer market (including direct response and electronic commerce). Due to the similarity in products, management considers such operations to be one reportable segment.

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

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Unapix Entertainment, Inc., its wholly-owned subsidiaries and an immaterial majority owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


PROPERTY AND EQUIPMENT:

Property and equipment, which are stated at cost, are depreciated using the straight-line method over estimated useful lives of 3 to 10 years.


PRODUCT INVENTORY

Product inventory consisting principally of video cassettes are stated at the lower of cost on a first-in-first-out basis or market.


EARNINGS (LOSS) PER COMMON SHARE

The net income (loss) per basic common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

Net income per diluted share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.


                                                              Shares (In Thousands)
                                                              ---------------------
                                                               1998         1997
                                                               ----         ----
Weighted average basic shares outstanding                      6,783       5,796
Effect of dilutive securities:
     Options                                                      --         550
     Warrants                                                     --         119
                                                               -----       -----

     Weighted average dilutive shares outstanding              6,783       6,465
                                                               -----       -----
                                                               -----       -----



                                                           Dollars (In Thousands)
                                                           ----------------------
                                                              1998         1997
                                                              ----         ----
Net income                                                   $  110       $1,347
Less preferred stock dividends                                  203          121
                                                             ------       ------
Net income (loss) available to common shareholders
  per basic and dilutive share                               $  (93)      $1,226
                                                             ------       ------
                                                             ------       ------


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

Securities not included in the calculation of diluted earnings per share for the years ended December 31, because of their anti-dilutive effects are as follows (in thousands):


                                                       1998            1997
                                                       ----            ----
Options                                               3,079             340
Warrants                                              2,953           2,047
Shares issuable on conversion of preferred stock      1,671             505
Shares issuable on conversion of convertible notes    3,177           1,860
                                                     ------           -----
                                                     10,880           4,752
                                                     ------           -----
                                                     ------           -----



CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

STOCK OPTIONS AND WARRANTS:

The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS 123, "Accounting for Stock-Based Compensation."

EXCESS OF COST OVER FAIR VALUES OF NET ASSETS ACQUIRED

Excess of cost over the fair value of net assets acquired is being amortized on a straight line basis over 20 years and is evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired. As of December 31, 1998 accumulated amortization amounted to $288,000.

2. FILM COSTS

The Company's film costs include (in thousands):


                                                December 31,
                                                   1998
                                                ------------
              Films released                    $ 78,418
              Accumulated amortization           (54,260)
                                                ------------
                                                  24,158
              Films in process                    12,367
                                                ------------
                                                $ 36,525
                                                ------------
                                                ------------



The Company expects that it will amortize approximately 80% of its remaining film costs during the three-year period ending December 31, 2001.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following (in thousands):


                                               December 31,
                                                  1998
                                               ------------
              Furniture and equipment             $1,666
              Leasehold improvements                 242
                                               ------------
                                                   1,908

              Less accumulated depreciation          871
                                               ------------
                                                  $1,037
                                               ------------
                                               ------------



Equipment acquired under capital leases and related depreciation amount to $326,000 and 65,000, respectively.

4. FINANCING

BANK LINE OF CREDIT:

The Company has a $10,000,000 revolving credit facility (increased from $7,000,000 on March 25, 1998) with Imperial Bank dated April 17, 1997. The parties expect to amend the agreement to provide for total borrowings of up to $20,000,000 which includes a revolving credit of up to $15,000,000 based on the Company's qualifying accounts receivable and other contractual rights to payment and up to $5,000,000 for qualifying film productions. The amendment will extend the facility to March 2001 and is contingent upon the bank obtaining a participant for the credit facility, which management expects to occur in the very near future. Pending obtaining a participant, the present facility was amended April 12, 1999 to provide for borrowings of up to $13,000,000 based on qualifying accounts receivable and other contractual rights to payment and the agreement was extended to March 2, 2000. Beginning May 3, 1999 and each month thereafter, the maximum amount available decreases by $500,000 but not below $10,000,000. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (7.75% at December 31, 1998). The Company is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. Outstanding amounts under the facility are collateralized by a security interest in substantially all of the Company's assets.

The facility contains restrictive covenants that require minimum tangible net worth. The covenants also, among other things, prohibit the payment of cash dividends on the Company's common stock, require minimum amounts of tangible net worth and limit (a) the Company's ratio of debt to net worth on a consolidated basis, (b) the amount of cost that the Company can incur in producing, financing or acquiring entertainment properties, (c) the amount of cost and expenses that the Company may incur with respect to theatrical releases of films, and (d) limits the Company to incurring losses for two consecutive quarters.

VARIABLE RATE SENIOR SUBORDINATED NOTES:

The variable rate senior subordinated notes ("variable rate notes") of $2,608,000, net of unamortized discount of $114,000 at December 31, 1998, were issued with common stock purchase warrants in a private placement. The units were sold only to accredited investors by officers of the Company (without remuneration). Certain customers of an investment advisory firm, of which a director of the Company is an Executive Vice President, acquired the units in the placement. The variable rate notes bear interest at a rate of 10% per annum through 1998 and at 3% over the prime rate thereafter, provided however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount commenced in 1998, to be followed by 15% of the original principal amount in 1999 and 2000 with the balance due in 2001. The 1998 principal payment of $303,000 was paid in cash for $128,000 and through the issuance of 175 shares of Series C Preferred Stock valued at $175,000.

The variable rate notes are subordinated to indebtedness of the Company to a bank or other financial institution. The Company may redeem all or a portion of the notes at any time after December 31, 1998 at a premium over the principal amount of the notes of 4%, which declines annually at the rate of 2% until January 1, 2001, after which the redemption price will be the principal amount of the notes. A total of 425,804 warrants were issued in this offering, each such warrant entitles the holder to purchase common stock at an exercise price of $3.70 per share and expires on December 31, 2001. The holders of the warrants are entitled to certain registration rights with respect to the shares issuable upon exercise thereof.

10% CONVERTIBLE NOTES:

In 1996 and through the first half of 1997, the Company completed a $7,222,500 principal amount private offering of units (proceeds of $5,947,500 in 1996 and $1,275,000 in 1997), each consisting of a 10% $250,000 principal amount of convertible subordinated note due June 30, 2003 convertible into common stock at $4.44 per share and warrants to purchase common stock, at an exercise price of $5.62 per share expiring June 30, 2003. Such warrants (771,085), were valued at $471,000 (unamortized balance of $366,000 at December 31, 1998) and recorded as debt discount. The warrants and notes are redeemable by the Company under certain circumstances. The Company incurred placement and finders' fees of $394,000 and granted warrants to purchase 295,000 shares of common stock at $4.50 expiring in five years. Such warrants were valued at $167,000 and recorded as deferred financing costs which are being amortized over the term of the notes.

In the fourth quarter of 1997, the Company sold in a private placement $1,300,000 principal amount of 10% convertible notes due June 30, 2004. The notes are convertible into common stock at $4.87 per share. For every $1,000 principal amount of notes purchased, the holders also received warrants to purchase common stock at $5.64 per share expiring June 30, 2004. Such warrants (138,298) were valued at $86,000 (unamortized balance of 64,000 at December 31, 1998) and recorded as debt discount. The notes are redeemable by the Company beginning July 1, 1999 at a premium. The warrants are redeemable on or after July 1, 2000. The Company also issued warrants expiring December 31, 2002 to purchase 26,000 shares of common stock at $5.00 per share as a placement fee. Such warrants were valued at $21,000 and recorded as deferred finance costs, which are being amortized over the term of the notes.

In February 1998, the Company issued, in a private placement, $5,250,000 principal amount of 10% convertible subordinated notes due June 30, 2003 ("Notes") convertible initially into common stock at $4.75 per share. The conversion price on $4,250,000 principal amount of notes is subject to adjustment in certain circumstances, including resets at September 1, 1998 and March 1, 1999 to 110% of the then current market price of the common stock but not less than $4.00 and $3.50 respectively. The conversion price was reset to $4.00 at September 1, 1998 and to $3.50 at March 1, 1999.

On conversion, the holders of $4,250,000 principal amount will receive warrants to purchase common stock (an aggregate of 538,249) at $5.92 per share expiring June 30, 2003. If a holder converts the Note prior to September 1, 1999, the holder will receive an amount equal to 75% of the interest which would have accrued from the date of conversion through September 1, 1999. The holders of $1,000,000 principal amount will receive on conversion, warrants to purchase 145,068 shares of common stock at $5.17 per share expiring June 30, 2003. The Company also issued warrants expiring June 30, 2003 to purchase 43,074 shares of common stock at $5.92 per share as a placement fee which were valued at $63,000 and recorded as deferred financing costs. Notes in the principal amount of $900,000 were issued to certain investors in a film acquisition fund in exchange for their interests therein as described below.

ACQUISITION FUND:

In December 1993, an acquisition fund was created for the purpose of funding the acquisition of the distribution rights to independently produced films. The initial investors in the fund were the Chairman, Secretary and an investor who is a customer of an investment advisory firm, of which a director of the Company is an Executive Vice President, and a partnership of which the same Director is a general partner. As of December 31, 1997, the Company owed the acquisition fund $1,035,000, representing advances and related film profits earned. In February 1998, the fund was terminated and the Company issued $900,000 principal amount of 10% convertible subordinated notes due June 30, 2003 and a $200,000 promissory demand note with interest at 10% (which was subsequently repaid) in exchange for the obligations to the acquisition fund.

OTHER:

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

Maturities of debt subsequent to December 31, 1998, in thousands, are as follows:


                                       Bank Line      Variable    Convertible
                            Total      of Credit     Rate Notes      Notes
                          --------     ---------     ----------   -----------
       1999               $   454      $             $  454
       2000                10,432       9,978           454
       2001                 1,814                     1,814
       2002                    -
       2003                12,473                                  12,473
       2004                 1,300                                   1,300
                           ------      -------       -------      -------
                           26,473       9,978         2,722       $13,773
Less debt discount           (544)         --          (114)         (430)
                           ------      -------       -------      -------

                          $25,929      $9,978        $2,608       $13,343
                          -------      -------       -------      -------
                          -------      -------       -------      -------



5.  STOCKHOLDERS' EQUITY

NOTES RECEIVABLE FROM EQUITY SALES:

In September 1995, the Company completed the placements of 420,000 shares of common stock under a stock purchase plan ("the Plan") which permitted certain of the Company's employees, directors and consultants to purchase units ("Units"), each of which consists of one share of common stock, one common stock purchase warrant with an exercise price of $19.05 per share and one common stock purchase warrant with an exercise price $28.57 per share. The warrants expire on December 31, 2000. They are redeemable by the Company (at a price of $0.025 per warrant) at any time after the closing sales price of the common stock has been at least 125% of the then effective exercise price of the warrants for a period of 20 consecutive business days after the underlying shares of common stock have been registered under the Securities Act of 1933. The purchase price of each unit was $4 (which was the closing market price of the common stock on effective date of the Plan). The Company ascribed a diminimus value to the common stock purchase warrants.

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

CUMULATIVE CONVERTIBLE SERIES A PREFERRED STOCK:

As of December 31, 1998 there are 501,114 shares of Cumulative Convertible Series A 8% Preferred Stock outstanding. Each share has a liquidation preference of $3.00 plus accumulated and unpaid dividends; is convertible into 1.05 shares of common stock at any time prior to redemption; and is entitled to one vote. Semi-annual dividends of $0.12 per share are payable on June 30 and December 31. The Company may redeem the shares if the market price of the common stock has exceeded twice the then applicable conversion price at a time when the underlying shares of common stock are registered under the Securities Act of 1933. The Company may redeem the shares at a premium of 3% declining annually at the rate of 1% until January 1, 2002, after which the redemption price will be $3.00. The Company accepted 9% promissory notes aggregating $95,000, of which $20,000 was paid at December 31, 1998, from three officers in connection with their participation in the preferred stock offering. The corresponding shares are held by the Company as collateral for the notes. The Company declared dividends of $121,000 for each of the years ended December 31, 1998 and 1997. Shareholders were given the option of receiving shares of common stock (at a price equal to 90% of the average closing sales price of the common stock over the last 10 trading days preceding the dividend payment date) in lieu of the cash dividend declared, which resulted in $73,000 and $82,000 of the dividends being paid in shares of common stock for the years ended December 31, 1998 and 1997, respectively, and the remainder in cash.

NON-VOTING CONVERTIBLE SERIES B PREFERRED STOCK:

On July 15, 1998, the Company completed a private placement of 300 shares of its non-voting Series B preferred stock and a three-year warrant to purchase 200,000 shares of common stock at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred stock has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash, or, at the Company's option, under certain circumstances, in common stock. For 1998 the Company declared dividends of $82,000 of which $36,000 was paid in cash and $46,000 was paid in common stock. The Series B preferred is convertible, on or after January 16, 1999 into common stock at the lesser of $5.16 or the average closing sales price for any two trading days during the ten trading day period prior to conversion but not less than 80% of the average closing sales price over the five trading days preceding July 16, 1998 subject to antidilution adjustments. Prior to January 16,1999, conversions are only permitted at a conversion price greater than 101% of the average closing price. Any remaining Series B preferred stock is automatically converted into common stock on June 15, 2000. The investor has, except for certain defined circumstances, the right of first refusal for any private placement of the Company's common stock or any of its derivative securities prior to July 15, 1999.

The holders have registration rights and are entitled to certain specified remedies and, under certain circumstances controllable solely by the Company, are entitled to require the Company to redeem their shares of Series B preferred stock at a premium, if the Company does not timely comply with its obligations with respect to the preferred stock. The Company incurred as a placement fee, $150,000 in cash and a three-year common stock purchase warrant to purchase 50,000 shares of common stock at an exercise price of $5.16 per share.

CUMULATIVE CONVERTIBLE SERIES C PREFERRED STOCK:

In December 1998 the Company initiated a private placement of up to 2,500 shares of Series C 8% cumulative convertible preferred stock each of which has a stated value of $1,000 per share and is convertible into common stock at a conversion price of $2.50 per share. The offering price is $1,000 per share. The Series C preferred stock provides for cumulative cash dividends at an annual rate of 8% of the stated value per share. At the Company's option, dividends that accrue through December 31, 2000 may be paid in common stock. The Company may redeem the Series C preferred stock beginning in 2002 at a premium of $60 per share which declines to zero in 2008 and thereafter. Holders of Series C are entitled to the number of votes that equals the number of common shares issuable on conversion. So long as shares of Series B preferred stock are outstanding, the Company cannot redeem Series C preferred stock without the prior written consent of the holders of Series B. Proceeds of $500,000 were received through December 31, 1998 of which $300,000 was received from two officers and directors of the Company.

WARRANTS:

A summary of the status of the Company's warrants as of December 31, 1998 and 1997, and changes during the years ended on those dates is presented below:



                                           1998                    1997
                                   --------------------    --------------------
                                            Weighted                   Weighted
                                   Shares    Average       Shares      Average
                                   (000)  Exercise Price   (000)    Exercise Price
                                   ------ --------------   ------   --------------
Outstanding at beginning of year   3,947     $  8.76        3,593      $9.07

Granted                              380     $  5.20          354      $5.61

Exercised                         (1,399)    ($ 4.26)          --      $  --

Forfeited                           (658)    ($22.69)          --      $  --

Outstanding at end of year
                                  ------                    -----
                                   2,270      $  6.92       3,947      $8.76
                                  ------      -------       -----      -----
                                  ------      -------       -----      -----

Warrants exercisable at year-end   2,270      $  6.92       3,947      $8.76
                                  ------      -------       -----      -----
                                  ------      -------       -----      -----

Weighted-average fair value
of warrants granted during
the year
                                              $  1.83                  $ .65
                                              -------                  -----
                                              -------                  -----

The following table summarizes information relating to warrants outstanding at December 31, 1998:

                               Warrants Outstanding                     Warrants Exercisable
                    ---------------------------------------------    --------------------------
                       Number    Weighted-average     Weighted-         Number      Weighted-
     Range          Outstanding     Remaining          Average       Exercisable     Average
Exercise Prices     At 12/31/98  Contractual Life   Exercise Price   At 12/31/98  Exercise Price
---------------     -----------  ----------------   --------------   -----------  --------------
$ 3.14 - $ 4.50         762             1              $ 4.04            762         $ 4.04

$ 4.91 - $ 6.00       1,277             4              $ 5.58          1,277         $ 5.58

$19.05 - $28.57         231             2              $23.81            231         $23.81
                      ------                                           -----

$ 3.14 - $28.57       2,270             3              $ 6.92          2,270         $ 6.92
                      ------                                           -----
                      ------                                           -----

In 1998 class B warrants were exercised for the purchase of 1,359,000 shares of common stock. The Company received net cash proceeds of $4,725,000 and promissory notes of $778,000 (including $632,000 of notes from directors and other related parties. Principal payments of 10% are due each year for four years with the balance due at the end of the fifth year with interest at 5.8% per annum).

EMPLOYEE STOCK OPTION PLAN:

The 1993 Option Plan, as amended, (the "Plan") authorizes the grant of options to purchase up to an aggregate of 1,225,000 shares. Both non-qualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The exercise price of any option granted under the Plan shall not be less than the fair market value of the common stock on the date of the grant.

A summary of the status of the Company's employee stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                    1998                         1997
                                           -----------------------      --------------------
                                                       Weighted                    Weighted
                                           Shares      Average          Shares     Average
                                           (000)    Exercise Price       (000)  Exercise Price
                                           ------   --------------      ------  --------------
Outstanding at beginning of year            398        $ 3.77             419      $ 3.52

Granted                                     584        $ 2.69              71      $ 4.59

Exercised                                    --            --             (68)     ($2.86)

Forfeited                                   (55)       ($2.86)            (24)     ($4.40)
                                            ----                          ---
Outstanding at end of year                  927        $ 2.75             398      $ 3.77
                                            ----       ------             ----     ------
                                            ----       ------             ----     ------

Options exercisable at year-end             472        $ 2.84             381      $ 3.76

Weighted-average fair value
of options granted during the year                     $ 1.41                      $ 1.91
                                                        -----                      ------
                                                        -----                      ------

On December 9, 1998, the exercise price for 559,750 employee stock options held by non-director employees was restated to $2.86. The original exercise prices for these options, a substantial portion of which was granted in 1998, range from $3.93 to $6.38.

Other Options:

In April 1993, the Company granted options to purchase an aggregate of 945,000 shares of Common Stock at an exercise price of $2.86 per share to employees and other persons considered to be instrumental to the progress of the Company. The options are exercisable at various times through June 2003.

A summary of the status of the Company's other stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                      1998                       1997
                                              ----------------------     ----------------------
                                                          Weighted                   Weighted
                                              Shares      Average        Shares      Average
                                               (000)   Exercise Price    (000)    Exercise Price
                                              ------   --------------    ------   --------------
Outstanding at beginning of year              1,987        $ 3.37        1,536      $ 2.98

Granted                                         320        $ 2.80          491        4.45

Exercised                                                                  (40)      (1.79)
                                                 --            --

Forfeited                                      (155)       ($2.86)          --          --
                                              -----                      -----

Outstanding at end of year                    2,152         $2.99        1,987        3.37
                                              -----       --------       ------     -------
                                              -----       --------       ------     -------

Options exercisable at year-end               1,228        $ 3.03        1,224        3.34
                                              -----       --------       ------     -------
                                              -----       --------       ------     -------

Weighted-average fair value
of options granted during the year                         $ 1.37                   $ 1.85
                                                           ------                   ------
                                                           ------                   ------

On December 9, 1998, the exercise price for 560,200 other stock options held by non-director employees was restated to $2.86. The original exercise prices for these options range from $4.00 to $4.81.

The following table summarizes information related to options outstanding at December 31, 1998:

                              Options Outstanding               Options Exercisable
                              -------------------               -------------------
                                                                            Weighted-
      Range          Number        Weighted-      Weighted-     Number       Average
     Exercise     Outstanding       Average       Average    Exercisable    Exercise
      Prices      At 12/31/98      Remaining      Exercise    At 12/31/98     Price
                                  Contractual      Price
                                     Life
     $1.10 -
      $2.86          2,979             6            $2.80        1,675        $2.76
     $4.50 -
      $4.57            100             8            $4.52           25        $4.50
                     -----                                       -----
     $1.10 -
      $4.57          3,079             6            $2.85        1,700        $2.78
                     -----                                       -----
                     -----                                       -----

The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: expected volatility of thirty-seven (37%) percent to forty seven (47%) percent, risk-free interest rates ranging from 4.21% to 6.49%, and expected life ranging from 3 to 10 years.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1998 and 1997 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data.)


                                                     1998       1997
                                                     ----       ----
Net income                          As reported     $  110     $1,347
                                    Pro forma       ($ 156)    $  718
Net income (loss) per basic
         common share               As reported     $(0.01)    $  .21
                                    Pro forma       $(0.05)    $  .10
Net income (loss) per diluted
         common share               As reported     $(0.01)    $  .19
                                    Pro forma       $(0.05)    $  .10



Capital shares reserved for future issuance include the following (in thousands):


Exercise of options granted                            3,079
Exercise of warrants issued                            2,270
Options available for grant under the Plan               298
Issuable upon conversion of convertible notes          3,177
Warrants issuable upon conversion of certain
   10% convertible notes                                 683
Issuable upon conversion of Preferred Stock            1,671
                                                      -------
                                                      11,178
                                                      -------
                                                      -------


6. FINANCIAL INSTRUMENTS

Other than cash and cash equivalents the Company's financial instruments consist of the bank line of credit, 10% convertible subordinated notes and variable rate notes described in Note 4 and notes receivable from common stock and convertible preferred stock sales described in Note 5. Management believes that based on the current interest rate, and provision for future adjustment of such rate, the fair value of the variable rate notes and 10% convertible subordinated notes approximates their face value. The fair value of the notes receivable from common stock and convertible preferred stock sales is not readily determinable.

7. INCOME TAXES

The provision for income taxes for 1998 consists of current Federal and State income taxes of $-0- and $59,000, respectively, and deferred taxes of $107,000. The provision for income taxes for 1997 consists of current federal and state taxes of $22,000 and $57,000, respectively and deferred taxes of $867,000. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax law treatments of such amounts. The principal items comprising deferred taxes are differences in accounts receivable valuation reserves, film inventory amortization and the net operating loss carryover.

The deferred tax assets (liabilities) as of December 31, 1998, in thousands, are as follows:


Accounts receivable and general reserves         248
Film inventory amortization                   (2,702)
Net operating loss carryforwards               1,053
Other items                                      297
                                             -------
Net                                          $(1,104)
                                             -------




A reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before taxes, in thousands, is as follows:


                                    1998             1997
                                    ----             ----
Computed at federal
statutory rate of 34%               $ 94             $780
Permanent differences                 61               65
State taxes, net of
federal benefit                        7               94
Other                                  4                7
                                    ----             ----
                                    $166             $946
                                    ----             ----



At December 31, 1998, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $2,633,000, expiring at various dates through 2018.

8. OPERATING LEASES

The Company leases office facilities and certain equipment under non-cancelable operating lease agreements expiring through January 2007. Total lease expense for the years ended December 31, 1998 and 1997 were $571,000 and $506,000, respectively. The Company also has various equipment under capital leases.


Minimum future payments, in thousands, as of December 31, 1998 are:



                                                     Operating      Capital
                                                     ---------      -------
            1999.................................       671            98
            2000.................................       800            98
            2001.................................       762            92
            2002.................................       726            16
            2003.................................       677
            2004 and later.......................       994
                                                     -------          ----
            Total lease payments.................    $4,630           304
                                                     ------
                                                     ------
            Amount representing interest.........                     (43)
                                                                     -----
                                                                     $261
                                                                     -----
                                                                     -----



Included in the above minimum future payments, is the cost of certain executive offices, occupied pursuant to an office sharing arrangement with an affiliate at the monthly base rate of $2,700. The capital lease obligation of $261,000 is included in accrued expenses.

9. COMMITMENTS AND OTHER MATTERS

Credit risk exists with respect to accounts receivable which are primarily due from video distributors, television stations and pay cable channels. One customer in 1998 accounted for 10% of revenues and one customer in 1997 accounted for 12%.

As of December 31, 1998, commitments for advances and guaranteed royalties amounted to $7,000,000.

The Company is involved in legal proceedings which it considers to be incidental to its business. The Company believes that any liability which may arise as a result of any such proceedings will not have a material adverse effect on its financial condition.

The Company has a 401(K) defined contribution plan which covers substantially all employees. Participants may contribute up to 15% of compensation, as defined, subject to limitations. Company matching contributions are discretionary. The Company's contributions amounted to $15,000 in 1997.

10. RELATED PARTY TRANSACTIONS

General and administrative costs include $133,000 and $132,000 for services rendered by an affiliate for the years ended December 31, 1998 and December 31, 1997, respectively.

11. ACQUISITIONS

In March 1997 the Company acquired all of the capital stock of Miramar Images, Inc. ("Miramar"), a producer and distributor of music videos and audio recordings primarily for the New Adult Contemporary market, for 313,500 shares of the Company's common stock valued at $1,400,000 and by assuming certain obligations of $964,000 and $736,000 of other costs. The acquisition of Miramar was accounted for as a purchase and the Company recorded $3,100,000 of excess cost over fair value of net assets in connection with the acquisition which is being amortized over 20 years. The operating results of Miramar have been included in the consolidated statement of operations from the date of acquisition.

In connection with the acquisition, the Company entered into a four-year employment agreement with the then president of Miramar providing for, among other things, an annual salary of $125,000 per year, a performance bonus equal to 5% of Miramar's pre-tax profit (as defined), and one-half of one percent of the increase of the gross revenues of Miramar over its revenues for the immediately preceding year. In addition, for each fiscal year commencing on or after January 1, 1998, if such increase in revenues is equal to or greater than 20% of such preceding year's gross revenues, then the president also will receive one-half of one-percent of the excess of such previous year's gross revenues over the gross revenues realized by Miramar during the second immediately preceding fiscal year. The Company also issued an aggregate of 210,000 stock options to Miramar employees and consultants (including the current president). Each option entitles the holder to purchase one share of the Company's common stock at an original purchase price of $4.375 (i.e. $.125 above the market price of the Company's common stock on the closing date of the acquisition), subject to the holder's continuing to be employed by the Company. 170,000 options were subsequently restated to $2.86. The options have a term of ten years, but subject to certain exceptions, will not be exercisable for a period of 9.5 years unless Miramar's operations attain certain earnings thresholds.

Assuming the acquisition of Miramar had taken place on January 1, 1997, the proforma revenue and net income for the Company for 1997 would have been as follows (in thousands, except per share amounts):


Revenues                               $32,561
                                       -------
                                       -------
Net income                             $ 1,159
                                       -------
                                       -------

Net income (loss) per common share:

 Basic                                 $   .18
                                       -------
 Diluted                               $   .16
                                       -------



During 1998 the Company increased its ownership in The Jazz Store, Inc. to 90% through the conversion of $300,000 in outstanding convertible notes and the issuance of 75,000 shares of common stock valued at $176,000. The acquisition was accounted for as a purchase and accordingly the results of operations of the acquired entity were included in the consolidated statements of operations from the date of acquisition. The pro forma results of operations for 1998 and 1997 assuming the acquisition had been made at the beginning of 1997 would not be materially different from reported results.


12. EXPORT SALES


                             1998        1997
                            ------      ------
Europe                      $2,833      $3,260
Asia                         1,377       1,070
Latin America                  979         968
Africa                         167         356
Middle East                    403         329
Other                       $  554      $  375
                            ------      ------
                           $ 6,313     $ 6,358
                            ------      ------
                            ------      ------



Export sale contracts are generally denominated in US dollars. For the years ended December 31, 1998 and 1997, there were no significant foreign exchange gains or losses.


13. OTHER EXPENSES

Non recurring costs of $333,000 in 1998 represent costs incurred primarily for termination and relocation expenses.