Form 10KSB/A
period 1998-12-31
UNAPIX ENTERTAINMENT INC
filed 1999-04-30
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

(Mark One)
/XX/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended DECEMBER 31, 1998
                                         or
/  /     Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] For the transition period _______________________________ to ___________________

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

On March 16, 1999 there were a total of 7,600,982 shares of the registrant's common stock outstanding

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

12. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1997.

13.      Certain exhibits to Current Report on Form 8-K for Event of June 21,
         1995.

14.      Certain exhibits to Current Report on Form 8-K for Event of July 16,
         1998

                                EXPLANATORY NOTE

         Unapix Entertainment, Inc., a Delaware corporation, hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1998 to include the information required by Items 9, 10, 11 and 12 of Part III.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.


----------------------------------------------------------------------------------------------------------------
                                                                               DIRECTOR               TERM AS
                                                                               OF THE                 DIRECTOR
                                                                               COMPANY                EXPIRES
NAME                               AGE                  POSITION               SINCE                  IN
----------------------------------------------------------------------------------------------------------------
Herbert M. Pearlman                66       Chairman of the Board of           1990                   1999
                                            Directors and Chief
                                            Executive Officer
----------------------------------------------------------------------------------------------------------------
David S. Lawi                      63       Chairman of Executive              1990                   1999
                                            Committee and Director
----------------------------------------------------------------------------------------------------------------
Robert Baruc                       47       Co-President, President of         1995                   2001
                                            A-Pix Entertainment and
                                            Director
----------------------------------------------------------------------------------------------------------------
Scott Hanock                       40       Co-President, Managing             1990                   2001
                                            Director of International
                                            Sales and Marketing and
                                            Director
----------------------------------------------------------------------------------------------------------------
David A. Dreilinger                51       Chief Operating Officer              --                     --
----------------------------------------------------------------------------------------------------------------
Cheryl Freeman                     40       Chief Financial Officer              --                     --
----------------------------------------------------------------------------------------------------------------
Lawrence Bishop                    53       Director                           1993                   2000
----------------------------------------------------------------------------------------------------------------
Walter M. Craig, Jr.               45       Director                           1993                   2000
----------------------------------------------------------------------------------------------------------------
Robert G. Miller                   38       Executive Vice President             --                     --
                                            of Television, President of
                                            the Company's Unapix
                                            Program Enterprises
                                            Division
----------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                               DIRECTOR               TERM AS
                                                                               OF THE                 DIRECTOR
                                                                               COMPANY                EXPIRES
NAME                               AGE                  POSITION               SINCE                  IN
---------------------------------------------------------------------------------------------------------------
Daniel T. Murphy                   60       Treasurer                              --                    --
---------------------------------------------------------------------------------------------------------------
Michael R. Epps                    41       General Counsel and                    --                    --
                                            Secretary
---------------------------------------------------------------------------------------------------------------


HERBERT M. PEARLMAN. Mr. Pearlman has been the Company's Chairman of the Board of Directors since July 1990. Since February 1, 1999 he has also been the Company's Chief Executive Officer. Mr. Pearlman was a co-founder of Telepictures Corporation ("Telepictures"), a public company which, during Mr. Pearlman's tenure, was engaged in marketing and distributing theatrical films and television programs and which is now part of Time Warner Inc. From 1978 until February 1986, Mr. Pearlman served in various senior level capacities with Telepictures including as Chairman of the Board, Chairman of the Executive Committee and as a Director. He is a co-founder of Seitel, Inc. ("Seitel"), a New York Stock Exchange listed company engaged in the development and marketing of a proprietary seismic data library to the oil and gas industry and has been its Chairman of the Board since 1987. In addition, Mr. Pearlman is an officer and a director of the following public companies: InterSystems, Inc. ("InterSystems"), an American Stock Exchange listed company, which is engaged in providing custom compounding services for resin producers and the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products; and Helm Capital Group, Inc. ("Helm"), which finances, initiates, develops, acquires and oversees the management of various business enterprises.

DAVID S. LAWI. Mr. Lawi has been a Director of the Company since June 1990. He has been the Chairman of the Company's Executive Committee since December 1993. From January 1993 until the fourth quarter of 1999 he had been the Company's Treasurer and Secretary. Mr. Lawi was a Director and Chairman of the Finance Committee of Telepictures from May 1979 until February 1986. He is a director of Seitel and has been the Chairman of its Executive Committee since March 1987. Mr. Lawi is also a director of InterSystems and has been Chairman of its Executive Committee since October 1986 and its Secretary since March 1984. In addition, Mr. Lawi is an officer and a director of Helm and Chairman of its Executive Committee.

ROBERT BARUC. Mr. Baruc has been a Director of the Company since November 1995. He has served in the Office of the President since June 1998, and prior to that he was an Executive Vice President of the Company, a position he held since April 1994. He has been President and Chief Executive Officer of A-Pix Entertainment since August 1993. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as a film and marketing consultant. Mr. Baruc was President of Academy Entertainment, a home video distribution company, from June 1986 to January 1991. Mr. Baruc is currently a director of General Bearing Corporation.

SCOTT HANOCK. Mr. Hanock has been Managing Director of International Sales and Marketing of the Company since 1986. He has served in the Office of the President since June 1998, and prior to that he was Senior Vice President of the Company. Mr. Hanock has been a Director of the Company since 1990, and was one of the original co-founders of the Company. Prior to forming the Company in 1986, from 1983-1986, Mr. Hanock served as Director of Worldwide Sales for Tatum Communications Inc., a Hollywood based company which specialized in sports television production and international distribution, most well known for the North American Pro-Ski tour and various other ESPN and Prime Network series. Prior to 1983, Mr. Hanock's business activities in the television industry were diversified in the areas of program consulting and international sales for several production houses.

DAVID A. DREILINGER. Mr. Dreilinger has been the Company's Chief Operating Officer since May 1998. From February 1997 until May 1998, he was a consultant providing business and legal services to international and domestic broadcasters, producers, authors and executives. He was a member of the Board of Directors and Senior Vice President of Business and Legal Affairs of BBC Worldwide Americas, Inc. from January 1995 until February 1997. From August 1985 until December 1994, he was Vice President, Business and Legal Affairs of D.L. Taffner Ltd. ("Taffner"). Prior to his employment by Taffner, Mr. Dreilinger was Executive Vice President of Business and Legal Affairs for the Almi Group and Vice President, General Counsel and Secretary of Viacom International, Inc.

CHERYL FREEMAN. Ms. Freeman has been the Company's Chief Financial Officer since December 1998. From May 1998 until December 1998 she had been the Company's Vice President of Finance, Accounting and Operations/West Coast. From July 1993 until May 1998, she was Chief Financial Officer of Celebrity Home Entertainment, Inc. and Celebrity Duplicating Services, Inc. Ms. Freeman was Vice President of Finance of LIVE Entertainment, Inc. from March 1991 to July 1993.

LAWRENCE BISHOP. Mr. Bishop was elected a Director of the Company in November 1993. Mr. Bishop has been an Executive Vice President of Gray, Seifert & Co., Inc., an investment banking firm, since 1987, and currently is a Director of Synergistics, Inc. and the Four M. Corporation.

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

ROBERT MILLER. Mr. Miller has been the Company's Executive Vice President of Television and President of the Company's Unapix Program Enterprises Division (formerly known as Unapix

North America) since June 1998. Prior to that he was Vice President of the Company (a position he held since September 1996) and an Executive Vice President of Unapix Program Enterprises (a position he held since February
1996). From July 1995 to February 1996, Mr. Miller was Vice President of International Television Distribution for the National Football League. He was Vice President of Showtime Program Enterprises, which is engaged in sales of all original productions of the Showtime Channel, from February 1993 to July 1995. From October 1991 to February 1993, he was Director of Event Sales and Management for Golden Gate Productions.

DANIEL T. MURPHY. Mr. Murphy has been the Company's Treasurer since December 1998. From September 1995 until December 1998 he had been the Company's Chief Financial Officer. He was an Executive Vice President and Chief Financial Officer of InterSystems from July 1985 to September 1997. He has been a director of InterSystems since 1986. Since May 1984, he has been a Vice President and the Chief Financial Officer of Helm. In 1988, he was elected a director of Teletrak.

MICHAEL R. EPPS. Mr. Epps has been the General Counsel of the Company since September 1995. From July 1992 until July 1995, he was General Counsel of Helm. He was Associate General Counsel of Helm from September 1990 until July 1992. Prior to joining Helm, Mr. Epps was engaged in the private practice of law.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed pursuant to
Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that Stuart J. Beck, who was a director of the Company, failed to timely file a Form 3 reflecting his ownership of Company securities upon his becoming a director.

ITEM 10. EXECUTIVE COMPENSATION

         Set forth below is certain information with respect to cash and noncash compensation awarded, paid or accrued by the Company to its Chief Executive Officer and its four other most highly paid executive officers, who were executive officers as of December 31, 1998 (collectively, the "Named Executive Officers"). *

                          SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                 Annual Compensation                          Compensation
                                              -------------------------------------         --------------
Name
and Principal
Position                      Year            Salary         Bonus           Other           Shares of            All Other
                                                                             Annual          Common              Compensation
                                                                             Compen-         Stock
                                                                             sation          Underlying
                                                                                             Options
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
David M. Fox                  1998           $250,000       $14,240               ---                 ---                 ---
------------------------------------------------------------------------------------------------------------------------------------
President, CEO during         1997           $225,000       $75,000               ---              12,000                 ---
1996, 1997 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                              1996           $200,000       $25,000               ---                 ---                 ---
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Robert Baruc                  1998           $245,000       $26,602               ---                 ---                 ---
------------------------------------------------------------------------------------------------------------------------------------
Co-President of the           1997           $220,000       $56,250               ---              12,000                 ---
Company, President of
A-Pix Entertainment
------------------------------------------------------------------------------------------------------------------------------------
                              1996           $195,000       $ 7,000               ---                 ---                 ---
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Scott Hanock                  1998           $200,000       $20,580               ---                 ---                 ---
------------------------------------------------------------------------------------------------------------------------------------
Co-President of the           1997           $190,000       $71,250               ---              12,000                 ---
Company,  Managing
Director of
International Sales and
Marketing
------------------------------------------------------------------------------------------------------------------------------------
                              1996           $160,000       $12,000               ---                 ---                 ---

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Robert Miller                 1998           $144,000       $56,731               ---             165,750                ---
Executive Vice
President
------------------------------------------------------------------------------------------------------------------------------------
                              1997           $140,080       $27,700               ---              41,002                ---
------------------------------------------------------------------------------------------------------------------------------------
                              1996           $118,000       $15,750               ---              95,250                ---
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                          Annual Compensation                                Long-Term
Name                                                                                         Compensation         All Other
and Principal                                                                                                     Compensation
Position                      Year            Salary         Bonus           Other           Shares of
                                                                             Annual          Common
                                                                             Compen-         Stock
                                                                             sation          Underlying
                                                                                             Options
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Michael R. Epps               1998           $155,750       $25,575                                28,000
------------------------------------------------------------------------------------------------------------------------------------
General Counsel               1997           $140,750       $14,075                                18,000
------------------------------------------------------------------------------------------------------------------------------------
                              1996           $128,750       $12,875                                  ---
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

* The table does not include information regarding compensation paid to Herbert
M. Pearlman, the Company's current Chief Executive Officer, who began holding such office in 1999, and who was not otherwise within the four most highly compensated executive officers, in addition to the Chief Executive Officer, during 1998.

STOCK OPTIONS

         The following two tables provide information on stock option grants made to the Named Executive Officers in 1998, options exercised during 1998, and options outstanding on December 31, 1998.

                                  STOCK OPTIONS GRANTS IN 1998

------------------------------------------------------------------------------------------------------------------------------
                          Number of                   Percent of total          Exercise
                          securities underlying       options granted to        price per
                          options granted             employees                 share (2)          Expiration Date
    Name                                              in 1998 (1)
------------------------------------------------------------------------------------------------------------------------------
Robert Miller             78,750                                5.7%            $2.86 (3)          June 30, 2001
------------------------------------------------------------------------------------------------------------------------------
Robert Miller             16,500                                1.2%            $2.86 (3)          March 31, 2002
------------------------------------------------------------------------------------------------------------------------------
Robert Miller             12,000 (4)                             .9%            $2.86 (3)          March 31, 2007
------------------------------------------------------------------------------------------------------------------------------
Robert Miller             33,500                                2.4%            $2.86 (3)          March 31, 2003
------------------------------------------------------------------------------------------------------------------------------
Robert Miller             25,000 (5)                            1.8%            $1.88              March 31, 2004
------------------------------------------------------------------------------------------------------------------------------
Michael R. Epps           10,000                                 .7%            $2.86 (3)          February 13, 2007
------------------------------------------------------------------------------------------------------------------------------
Michael R. Epps           10,000 (6)                             .7%            $2.86              January 8, 2008
------------------------------------------------------------------------------------------------------------------------------
Michael R. Epps            8,000 (7)                             .6%            $2.86 (3)          March 31, 2007
------------------------------------------------------------------------------------------------------------------------------

1 All figures represent the percentage of options granted to all employees during 1998. A total of 1,119,950 options held by the Company's employees that were repriced by the Company during 1998 are included as new grants during 1998. No options held by directors of the Company were repriced.

2 Unless otherwise indicated, all options are immediately exercisable.

3 All options indicated were originally granted during previous years but were repriced during 1998 to lower the exercise price to $2.86 per share, which was higher than the market price of the Company's common stock on the date of reset.

4 6,344 of such options are currently exercisable. The remaining 5,656 options will not be exercisable until October 1, 2006.

5 These options were issued in March 1999 but were earned, pursuant to Mr. Miller's employment contract, based upon the distribution fees and commissions accrued for 1998 by Unapix Program Enterprises.

6 6,667 of such options are currently exercisable. The remaining 3,333 of such options will become exercisable in January 2000.

7 4,229 of such options are currently exercisable. The remaining 3,771 of such options will not be exercisable until October 1, 2006.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth aggregated option exercises in the last year, the number of unexercised options and fiscal year-end values of in-the-money options for the Named Executive Officers.


                                                           Number of Unexer-                  Value of Unexercised
                                                           Cised Options At                   In-the Money Options At
                                                           Fiscal Year-end                    Fiscal Year-end (1)

                        Number of
                        Shares
                        Acquired On        Value                              Unexer-                                   Unexer-
Name                    Exercise          Realized        Exercisable        Cisable             Exercisable           Cisable
----------------------------------------------------------------------------------------------------------------------------------
David M. Fox                 ---              ---           253,474           90,312          $103,896(2)                ---
----------------------------------------------------------------------------------------------------------------------------------
Scott Hanock                 ---              ---            73,719           43,282                 ---                 ---
----------------------------------------------------------------------------------------------------------------------------------
Robert Baruc                 ---              ---            58,844            5,656                 ---                 ---
----------------------------------------------------------------------------------------------------------------------------------
Robert Miller                ---              ---           135,094 (3)        5,656                 ---                 ---
----------------------------------------------------------------------------------------------------------------------------------
Michael Epps                 ---              ---            37,738           16,512                 ---                 ---
----------------------------------------------------------------------------------------------------------------------------------

(1) Except as otherwise noted, all options were out-of-the-money as of the end of 1998.

(2) Represents the difference between (i) $2.1875, the closing sales price of the Company's Common Stock on December 31, 1998, as reported by the American Stock Exchange and the exercise price of the option, multiplied by the number of options held which are exercisable and in-the-money as of such date.

(3) Does not include 25,000 options that were issued to Mr. Miller in 1999 based upon the distribution fees and commissions of Unapix Program Enterprises that were accrued for 1998.

COMPENSATION OF DIRECTORS

         The Company reimburses travel and other expenses incurred by its directors in connection with attending Board of Director's meetings. Stuart Beck, who became a director of the Company during the fourth quarter of 1998 and resigned in March 1999, Lawrence Bishop, who has been a director of the Company since 1993, and Walter M. Craig, Jr., who has been a director of the Company since 1993, were each granted, during the fourth quarter of 1998, options to purchase 25,000 shares of common stock at an exercise price of $2.86 per share (which price was above the market value of the Company's Common Stock on the date the

Board authorized the grant). All of Messrs. Bishop's and Craig's options were exercisable on the date of grant. 6,250 of the options granted to Mr. Beck were exercisable as of the date of grant. Mr. Beck's options will expire in June 1999.

                              EMPLOYMENT AGREEMENTS

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

         Pursuant to an agreement effective January 31, 1999, Mr. Fox, who until such date was serving as the Company's Chief Executive Officer, and the Company mutually agreed to sever his employment relationship. Mr. Fox agreed to provide consulting services to the Company for a one year period after such date for a total of approximately $146,000 of consulting fees. Pursuant to his separation arrangement, Mr. Fox will have a six month option to surrender 68,673 shares of capital stock to the Company to be applied against $356,318 of indebtedness owed by him to the Company (most of which was incurred in connection with his purchase of such shares). To the extent the market value of the capital stock on the date of surrender is less than the outstanding amount of indebtedness, the excess amount of indebtedness will be refinanced as a non-recourse loan secured solely by the proceeds from 151,593 common stock purchase options held by Mr. Fox; each such option has an exercise price of $2.86 per share and expires on December 23, 2003. In addition, the Company may be a participant in certain Internet ventures that Mr. Fox may pursue.

         Scott Hanock is employed under a contract expiring December 31, 2000, under which Mr. Hanock has been and shall be paid an annual salary of $160,000, $190,000, $200,000 and $220,000 for 1996, 1997, 1998 and 1999 respectively, with a further increase in 2000 based on the consumer price index. Mr. Hanock was entitled to receive an annual bonus equal to 2% of the Company's annual pre-tax profits in excess of $650,000 for 1996. For 1997, Mr. Hanock was entitled to receive an annual bonus equal to the greater of (i) 3% of the Company's pre-tax profits in excess of $650,000 for such year or (ii) 4% of the pre-tax profits of the Unapix International Division ("UID") for such year. For 1998 and each subsequent year of his agreement, Mr. Hanock is entitled to an annual bonus equal to the greater of (i) 3% of the Company's pre-tax profits or (ii) 4% of UID's pre-tax profits. However, after pre-tax profits have exceeded $7,500,000 with respect to any particular year, Mr. Hanock has agreed that the remaining amount of his bonus, if any, for that year will be based upon the greater of (i) 1.5% of the Company's remaining pre-tax profits or (ii) 2% of UID's remaining pre-tax profits. The Company also has agreed to pay Mr. Hanock an additional bonus, for each year of his employment period, equal to 1% of the amount by which sales of UID for each such year exceeded its sales for the prior year. Additionally, he is entitled to receive a bonus equal to one-half percent of all Company sales in the United States of products sold or acquired as a result of the efforts of a UID employee.

         Robert Baruc, Co-President of the Company and the President and Chief Executive Officer of A-Pix, is currently employed under an agreement having a term expiring on December 31, 2000, which is automatically renewed for successive four-year periods unless the Company or Mr. Baruc elects to terminate. Under his Agreement, Mr. Baruc has been and is entitled to be paid an annual salary of $195,000, $220,000, $245,000 and $257,000 for 1996,

1997, 1998 and 1999, respectively, with a further increase in 2000 based upon the consumer price index. Mr. Baruc was also entitled to receive an annual bonus equal to 2.25% of the Company's pre-tax profits in excess of $650,000 for 1996 and a bonus equal to 3% of pre-tax profits in excess of $650,000 for 1997. For 1998 and each subsequent year of his agreement, he is entitled to receive a bonus equal to 3% of the Company's pre-tax profits. In addition, Mr. Baruc is entitled to be paid up to $50,000 of the executive producer fees earned by A-Pix in each year, which amount is advanced to Mr. Baruc each year in equal monthly installments and is recouped by the Company as the fees are earned. Similar to Mr. Hanock, Mr. Baruc has agreed that after pre-tax profits have exceeded $7,500,000 with respect to any particular year, the remaining amount of his bonus, if any, for that year will be based upon 1.5% of the Company's remaining pre-tax profits. For each fiscal year during his employment term that A-Pix's sales for such year have increased by more than 25% of its sales for the immediately preceding year, Mr. Baruc is entitled to receive an additional bonus equal to 1% of such excess, so long as the Company's pre-tax profits are at least 5% of its sales. If the Company's pre-tax profit is less than 5% of its sales for the year, then Mr. Baruc shall be entitled to a bonus that is proportionately reduced to the extent pre-tax profit is under the 5% threshold but still exceeds 2.5% of the Company's sales. Mr. Baruc will not receive any such bonus if the Company's pre-tax profit is not at least 2.5% of its sales for the year. In no event will such sales bonus exceed $100,000 with respect to any particular year. Pursuant to his employment agreement, Mr. Baruc received 52,500 employee common stock purchase options, exercisable at $2.86 per share, all of which have vested.

EMPLOYMENT CONTRACT WITH CURRENT CHIEF EXECUTIVE OFFICER.

         Herbert M. Pearlman, the Company's current Chief Executive Officer, is currently employed under an agreement that commenced on June 23, 1998 and expires on December 31, 2000, pursuant to which he is and will be paid a salary from the commencement date of such contract through the remainder of 1998 at an annual rate of $200,000. For each of 1999 and the year 2000, Mr. Pearlman's salary will increase by the same percentage that the Company's pre-tax profits for the immediately preceding year increased over the pre-tax profits for the year before that (the "Prior Year"), but in no event will Mr. Pearlman's salary ever exceed Mr. Baruc's salary. For purposes of calculating such increase, the Prior Year shall be deemed to have had pre-tax profits of no less than $2,293,000 (the Company's pre-tax profits for 1997). Mr. Pearlman is also entitled to receive an annual bonus equal to 5% of the Company's first $7,500,000 pre-tax profits for each year of his contract (including with respect to the entire 1998 calendar year), and 2.5% of all pre-tax profits for each such year in excess of $7,500,000.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth, as of April 15, 1999, information regarding the stock holdings of each person known to the Company to own beneficially more than 5% of any class of outstanding voting securities of the Company.

---------------------------------------------------------------------------------------------------------------------
         TITLE                                                                 AMOUNT AND NATURE              PERCENT
          OF                           NAME AND ADDRESS OF                       OF BENEFICIAL                   OF
         CLASS                           BENEFICIAL OWNER                         OWNERSHIP (1)                CLASS
---------------------------------------------------------------------------------------------------------------------
Common Stock               Herbert M. Pearlman                                     1,285,642 (2)                15.8%
                           c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
---------------------------------------------------------------------------------------------------------------------
Common Stock               Legg Mason, Inc.                                          993,632 (3)                 11.6%
                           c/o Gray, Seifert & Co., Inc.
                           380 Madison Avenue
                           New York, NY  10017
---------------------------------------------------------------------------------------------------------------------
Common Stock               Dolphin Offshore Partners, L.P.                           986,079 (4)                 11.5%
                           129 East 17th Street
                           New York, NY 10003
---------------------------------------------------------------------------------------------------------------------
Common Stock               Forest Investment Management                              841,699 (5)                  9.9%
                           53 Forest Avenue
                           Old Greenwich, Connecticut 06870
---------------------------------------------------------------------------------------------------------------------
Common Stock               Strategic Growth International, Inc.                      570,000 (6)                  7.0%
                           111 Great Neck Road
                           Suite 606
                           Great Neck, New York 11021-5402
---------------------------------------------------------------------------------------------------------------------
Common Stock               David S. Lawi                                             529,585 (7)                  6.8%
                           c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
---------------------------------------------------------------------------------------------------------------------
Preferred Stock            Legg Mason, Inc.                                           99,996 (8)                 20.0%
A*                         c/o Gray, Seifert & Co., Inc.
                           380 Madison Avenue
                           New York, NY  10017
---------------------------------------------------------------------------------------------------------------------
Preferred Stock            Herbert M. Pearlman                                        79,999 (9)                 14.9%
A*                         c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
---------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
         TITLE                                                                 AMOUNT AND NATURE              PERCENT
          OF                           NAME AND ADDRESS OF                       OF BENEFICIAL                   OF
         CLASS                           BENEFICIAL OWNER                         OWNERSHIP (1)                 CLASS
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Preferred Stock            Tradewind Fund                                            50,000                     10.0%
A*                         c/o Harbor Capital Management
                           2701 Summer Street, Suite 200
                           Stanford, Connecticut
----------------------------------------------------------------------------------------------------------------------
Preferred Stock            Martin & Velia Bramante                                   38,334                      7.6%
A*                         45 Peninsula Road
                           Belvedere, CA  94920
----------------------------------------------------------------------------------------------------------------------
Preferred Stock            David S. Lawi                                             34,166 (10)                 6.6%
A*                         c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
----------------------------------------------------------------------------------------------------------------------
Preferred Stock C          Herbert M. Pearlman                                       200                        30.0%
**                         c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
----------------------------------------------------------------------------------------------------------------------
Preferred Stock C          Legg Mason, Inc.                                          175                        25.9%
**                         c/o Gray, Seifert & Co., Inc.
                           380 Madison Avenue
                           New York, NY  10017
----------------------------------------------------------------------------------------------------------------------
Preferred Stock C          George Back                                               100                        14.8%
**                         c/o Unapix Entertainment, Inc.
                           200 Madison Avenue, 24th Floor
                           New York, New York 10016
----------------------------------------------------------------------------------------------------------------------
Preferred Stock C          David S. Lawi                                             100                        14.8%
**                         c/o Unapix Entertainment, Inc.
                           537 Steamboat Road
                           Greenwich, Connecticut  06830
----------------------------------------------------------------------------------------------------------------------
Preferred Stock C          Paul Levy                                                 100                        14.8%
**                         4 Ironwood Lane
                           Rye, New York 10580
----------------------------------------------------------------------------------------------------------------------

---------------------------
* Shares set forth are shares of the Company's Series A 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock A"). Each share is convertible into 1.05 shares of Common Stock. Holders of Preferred Stock A, voting together with holders of Common Stock and not as a separate class, are entitled to one vote with respect to each share of Preferred Stock A. Each share of Preferred Stock A has a liquidation preference of $3.00 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $.12.

** Shares set forth are shares of the Company's Series C 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock C"). Each share is convertible into 400 shares of the Company's Common Stock. Holders of Preferred Stock C, voting together with holders of Common Stock and not as a separate class, are entitled to 400 votes with respect to each share of Preferred Stock C. Each share of Preferred Stock C has a liquidation preference of $1,000 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $40 per share.

         (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

         (2) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 202,109 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and that expire in December 2003 ("December 2003 Options"); 36,750 shares which are issuable upon exercise of options to purchase Preferred Stock A ("Preferred Stock Options") and the subsequent conversion of such shares of Preferred Stock A (These options have an exercise price of $2.86 per share of Preferred Stock A and expire in June 2004); 6,344 shares that are issuable upon exercise of options having an exercise price of $4.50 per share and expiring March 2007 ("March 2007 Options"); 85,653 shares issuable upon conversion of $400,000 principal amount of notes due in June 2003; 65,360 shares issuable upon exercise of common stock purchase warrants that are issuable upon conversion of the June 2003 Notes (the "$4.59 Warrants"), each such warrant having an exercise price of $4.59 per share and expiring June 2003; and 80,000 shares issuable upon conversion of 200 shares of Preferred Stock C. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

         (3) Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co., Inc. ("Gray Seifert"). All such shares are owned by customers of Gray Seifert, however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. The figure includes the following shares of Common Stock: 104,995 shares of Common Stock issuable upon conversion of Preferred Stock A; 416,814 shares of Common Stock issuable upon exercise of warrants, each of which is exercisable into a share of Common Stock at a price of $3.64 per share and expires on December 31, 2001; 232,019 shares of Common Stock issuable upon conversion of an aggregate principal amount of $1,000,000 of notes due in 2003; 109,890 shares of Common Stock issuable upon exercise of warrants, having an exercise price of $5.46 per share and expiring in June 2003 ("$5.46 Warrants"); 26,767 shares of Common Stock issuable upon conversion of $125,000 principal amount of Notes due in June 2003 and 20,425 shares issuable upon exercise of $4.59 Warrants; and 70,000 shares issuable upon conversion of 175 shares of Preferred Stock C.

         (4) Consists of 986,079 shares issuable upon conversion of $4,250,000 of notes due in 2003.

         (5) Consists of 571,429 shares issuable upon conversion of $2,000,000 principal amount of Notes due in June 2003 owned by various funds managed by Forest Investment Management and 270,270 shares issuable upon exercise of warrants having an exercise price of $5.55 per share and expiring in June 2003 that are issuable upon exercise of such Notes ("$5.55 Warrants").

         (6) Consists of the following: (i) 300,000 shares that are issuable upon exercise of options having an exercise price of $3.875 per share; and (ii) 270,000 shares that are issuable upon exercise of warrants having an exercise price of $4.50 per share and expiring in December 2001. Richard Cooper is the Chairman of Strategic Growth International, Inc. ("Strategic Growth") and owns 50% of its common stock. Mr. Cooper individually owns 11,000 shares of the Company's Common Stock. Because of his relationship to Strategic Growth he may be deemed to own, in addition to such 11,000 shares, the shares beneficially owned by Strategic Growth. Accordingly, he may be deemed to own 581,000 shares of Common Stock constituting beneficial ownership of 7.1% of the Company's Common Stock.

         (7) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 101,056 shares that are issuable upon exercise of December 2003 Options; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; 6,344 shares that are issuable upon exercise of March 2007 Options; 21,413 shares issuable upon conversion of $100,000 principal amount of notes due in June 2003; 16,340 shares issuable upon exercise of $4.59 Warrants; and 40,000 shares issuable upon conversion of 100 shares of Preferred Stock C.

         (8) Consists of shares of Preferred Stock A that are owned by customers of Gray Seifert; however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co. Inc.

         (9) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (10) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of April 15, 1999, information concerning the beneficial ownership of each class of equity securities by each director, nominee, Named Executive Officer (as defined in "Executive Compensation"), and by all executive officers and directors as a group.

                      SHARES AND PERCENT OF COMMON STOCK OR
         PREFERRED STOCK A AND PREFERRED STOCK C - OWNED BENEFICIALLY AS
                              OF APRIL 15, 1999 (1)
                              ---------------------

----------------------------------------------------------------------------------------------------------------------------------
                                  COMMON         PERCENT              PREFERRED          PERCENT         PREFERRED        PERCENT
NAME                               STOCK         OF CLASS            STOCK A (2)        OF CLASS          STOCK C         OF CLASS
                                                                                                            (3)
----------------------------------------------------------------------------------------------------------------------------------
Herbert M.                         1,285,642(4)    15.8%           79,999 (5)        14.9%                   200            30.0%
Pearlman
----------------------------------------------------------------------------------------------------------------------------------
David S. Lawi                      529,585  (6)     6.8%           34,166 (7)         6.6%                   100            14.8%
----------------------------------------------------------------------------------------------------------------------------------
Scott Hanock                       195,842  (8)     2.5%            8,333               1.7%                 ---             ---
----------------------------------------------------------------------------------------------------------------------------------
Robert Baruc                       293,843  (9)     3.8%            8,333               1.7%                 ---             ---
----------------------------------------------------------------------------------------------------------------------------------
Lawrence Bishop                    240,075 (10)     3.1%             ---                ---                  ---             ---
----------------------------------------------------------------------------------------------------------------------------------
Walter M. Craig,                   61,766  (11)       *              ---                ---                  ---             ---
Jr.
----------------------------------------------------------------------------------------------------------------------------------
Robert Miller                      160,094 (12)     1.7%             ---                ---                  ---             ---
----------------------------------------------------------------------------------------------------------------------------------
Michael R. Epps                     49,165 (13)       *             1,749                *                   ---             ---
----------------------------------------------------------------------------------------------------------------------------------
David M. Fox                       339,836 (14)     4.3%           12,498               2.5%                 ---             ---
----------------------------------------------------------------------------------------------------------------------------------
All directors and                  2,913,296       32.3%          153,953 (16)         27.8%                 300            44.4%
executive officers as              (15)
a group (11
persons)
----------------------------------------------------------------------------------------------------------------------------------

------------------------
*  Less than 1%

         (1) Except as otherwise indicated, each named holder has, to the best of the Company's knowledge, sole voting and investment power with respect to the shares indicated.

         (2) Shares set forth are shares of the Company's Series A 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock A").

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

         (3) Shares set forth are shares of the Company's Series C 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock C") . Each shares is convertible into 400 shares of Common Stock. Holders of Preferred Stock C, voting together with holders of Common Stock and not as a separate class, are entitled to 400 votes with respect to each share of Preferred Stock C. Each share of Preferred Stock C has a liquidation preference of $1,000 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $40 per share.

         (4) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 202,109 shares that are issuable upon exercise of December 2003 Options; 36,750 shares which are issuable upon exercise of Preferred Stock Options and the subsequent conversion of the underlying shares of Preferred Stock A; 6,344 shares that are issuable upon exercise of March 2007 Options; 85,653 shares issuable upon conversion of $400,000 principal amount of Notes due in June 2003; 65,360 shares issuable upon exercise of $4.59 Warrants; and 80,000 shares issuable upon conversion of 200 shares of Preferred Stock C. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

         (5) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (6) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 101,056 shares that are issuable upon exercise of December 2003 Options; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; 6,344 shares that are issuable upon exercise of March 2007 Options; 21,413 shares issuable upon conversion of $100,000 principal amount of notes due in June 2003; 16,340 shares issuable upon exercise of $4.59 Warrants; and 40,000 shares issuable upon conversion of 100 shares of Preferred Stock C.

         (7) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

         (8) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 67,375 shares issuable upon exercise of December 2003 Options; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (9) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; and 6,344 shares that are issuable upon exercise of March 2007 Options.

         (10) Includes 47,250 shares of Common Stock owned by a partnership of which Mr. Bishop is a general partner (the "Partnership"); 80,300 shares of Common Stock issuable upon conversion of $375,000 principal amount of Notes due June 2003 owned by the Partnership; 25,000 shares of Common Stock issuable upon exercise of options having an exercise price of $2.86 per share and expiring June 30, 2008; and 61,275 shares issuable upon exercise of $4.59 Warrants owned by the Partnership.

         (11) Includes 26,950 shares of Common Stock issuable upon exercise of December 2003 Options; and 25,000 shares having an exercise price of $2.86 and expiring June 2008.

         (12) Includes 78,750 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in June 2001; 16,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in March 2002; 6,344 shares that are issuable upon exercise of March 2007 Options; 33,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring March 2003; and 25,000 shares issuable upon exercise of options having an exercise price of $1.88 per share and expiring in March 2004.

         (13) Includes 16,842 shares that are issuable upon exercise of December 2003 Options; 1,749 shares that are issuable upon conversion of Preferred Stock A; 10,000 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in February 2007; 4,229 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring March 2007; and 6,667 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in January 2008.

         (14) Includes the following shares of Common Stock: 70,537 shares issuable upon exercise of options having an exercise price of $1.10 per share and expiring six months after the end of Mr. Fox's employment term; 151,593 shares issuable upon exercise of December 2003 Options; and 13,123 shares issuable upon conversion of Preferred Stock A. Also includes the following as to which Mr. Fox disclaims beneficial ownership: 10,237 shares owned by Mr. Fox's wife; 15,750 shares owned in Trust for his children of which his wife is trustee; and an aggregate of 2,624 warrants owned by Mr. Fox's wife, half of which have an exercise price of $19.05 per share and half of which have an exercise price of $28.57 per share.

         (15)     Includes all shares described in footnotes (4), (6), (8), (9),
                  (10), (11), (12) and (13) above as well as the following shares of Common Stock: 8,749 shares issuable upon conversion of shares of Preferred Stock A; 13,474 shares issuable upon exercise of December 2003 Options; 4,229 shares that are issuable upon exercise of March 2007 Options; 6,667 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and expiring in June 2008; 16,667 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in May 2008; and 33,334 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring May 2003. The amount set forth does not include any shares held by David M. Fox who, as of April 15, 1999, was neither an officer or director of the Company.

          (16)    Includes all shares described in footnotes (5) and (7) above.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In December 1993 the Company agreed to develop a joint venture for the purpose of funding the acquisition by A-Pix Entertainment of the distribution rights to independently produced films. The initial investors were: Messrs. Pearlman and Lawi, who are executive officers and directors of the Company; a partnership of which Mr. Bishop, a director of the Company, is the general partner (the "Bishop Partnership"); and an investor who is a customer of Gray, Seifert & Co., Inc. ("Gray Seifert"), an investment advisory firm of which Mr. Bishop is an Executive Vice President. In December 1993 and the first and second quarters of 1994 Messrs. Pearlman and Lawi, the Bishop Partnership and the customer of Gray Seifert invested $100,000, $50,000, $150,000 and $50,000, respectively. In January 1996 and 1997, Mr. Pearlman invested approximately another $53,000 and $47,600, respectively, and Mr. Lawi invested approximately another $26,000 and $23,800, respectively. Such investments are sometimes hereinafter referred to as "Film Acquisition Investments". Pending the execution of formal agreements, the $500,400 was treated as demand loans. The oral agreement with respect to the joint venture provided for the following: (i) a term to be determined; (ii) the venture's recoupment of 110% of its investment in any one film from the first dollars of gross receipts; (iii) the venture's receipt of up to 20% of the net profits of each film in which it invests; (iv) roll-over of the venture's receipts into other films; and (v) any shortfall of investment in a film to be paid in shares of Common Stock of the Company issued at market or, if market is less than $2.85 a share, at the lower of $2.85 or 125% of market. The initial investments were fully utilized to acquire film distribution rights. Messrs. Pearlman and Lawi, the Bishop Partnership and the Gray Seifert customer received 10,500, 5,250, 15,570 and 5,250 Class B Warrants, respectively, in connection with their investments.

           In February 1998, Mr. Pearlman, the Bishop Partnership and the customer of Gray Seifert rolled-over their Film Acquisition Investments into an investment in 10% Convertible Subordinated Notes due June 30, 2003. Such Notes are currently convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Common Stock at a conversion price of $4.67 per share. In addition, for every $1,000 principal amount of such Notes that is converted, the holders will receive warrants to purchase 163 shares of Common Stock at an exercise price of $4.59 per share, expiring June 30, 2003 (the "$4.59 Warrants") (the conversion price of the Notes as well as such figures regarding the warrants have been adjusted to reflect anti-dilution adjustments for events occurring subsequent to the issuance of the Notes). If a holder of such Notes converts prior to September 1, 1999 (the first date that at the Company's option it could redeem the notes), the holder will also receive an amount equal to 75% of the interest that would have accrued on the notes, had they not been converted, from the date of conversion through September 1, 1999. The value of Mr. Pearlman's Film Acquisition Investment was approximately $400,000 on the date he exchanged it for an equivalent principal amount of Notes. The Bishop Partnership's and the Gray Seifert customer's Film Acquisition Investments had an aggregate value of approximately $500,000 on the date they exchanged them for an equivalent principal amount of Notes. At the same time that Mr. Pearlman, the Bishop Partnership and the Gray Seifert customer rolled-over their Film Acquisition Investments, the Company redeemed Mr. Lawi's Film Acquisition Investment, which had a value of approximately $200,000 on the date of redemption, in exchange for a $200,000 principal amount promissory note, bearing interest at a rate of 10% per annum and payable on demand. Such note, together with all accrued and unpaid interest thereon, was paid in full during 1998.

           From January through May 1994, the Company privately placed 735,820 shares of Preferred Stock A for approximately $2,207,000, at a price of $3.00 per share. Messrs. Pearlman, Lawi, Fox, Hanock and Baruc (all of whom were at the time executive officers or directors of the Company), purchased 44,999, 16,666, 16,666, 8,333 and 8,333 shares of Preferred Stock A, respectively, in the private placement. Messrs. Fox, Hanock and Baruc acquired their shares by delivering promissory notes providing for annual payments of principal, maturing in five years and bearing interest at 9% per annum. The notes are secured by a pledge of the purchased shares. In addition, investors who are customers of Gray Seifert purchased an aggregate of approximately 100,000 shares of Preferred Stock A in such private placement.

           From December 1994 through the second quarter of 1995 the Company received total proceeds of $3,025,000 from customers of Gray Seifert in a private placement of units of Variable Rate Senior Subordinated Notes ("Variable Rate Notes") and Common Stock purchase warrants ("Private Placement Warrants") . The purchase price of a unit was equal to the principal amount of the note included therein. The Variable Rate Notes are due on December 31, 2001 and bear interest at a rate of 10% per annum for the first three years and at 3% over the prime rate for the remaining four years, provided, however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount commenced at the end of 1998; 15% of the original amount is required to be paid at the end of 1999 and at the end of 2000. The Variable Rate Notes are subordinated to indebtedness of the Company incurred to a bank or other financial institution. The Company may redeem all or a portion of the Variable Rate Notes at any time after December 31, 1997 at a premium over the principal amount of the notes of 6%, which declines annually at the rate of 2% until January 1, 2001, after which the redemption price will be the principal amount of the notes. For each 10,000 of Variable Notes acquired, each purchaser received 1,377 Private Placement Warrants (which figure reflects certain anti-dilution adjustments for events occurring subsequent to the issuance of such warrants). Each such warrant entitles the holder thereof to purchase one share of Common Stock at a current exercise price of $3.64 per share and expires on December 31, 2001. The holders of the Private Placement Warrants are entitled to certain registration rights with respect to the shares issuable upon exercise thereof. In December 1998, the Company exchanged 175 shares of its Series C 8% Cumulative Convertible Preferred
Stock, $.01 per value per share ("Preferred Stock C") for $175,000 principal amount of Variable Rate Notes that was required to be paid at such time. Each share of Preferred Stock C has a stated valued of $1,000 per share, is convertible into shares of Common Stock at a conversion price of $2.50 per share (i.e. each share of Preferred Stock C is currently convertible into 400 shares of the Company's Common Stock), pays a semi-annual dividend of $40 per share and is entitled to 400 votes per share.

           During 1997 and 1998 management of Helm has provided various administrative, managerial, financial, legal and accounting services to the Company. The Company paid Helm $132,000 and $133,000 for such services rendered in 1997 and 1998, respectively.

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

           Pursuant to the plan, participants were permitted to acquire Units by paying 5% of the total price upon purchase, and delivering a promissory note (a "Note") for the remaining 95% of the price. Each Note provides for the annual payment of 5% of the total purchase price, commencing in 1996, with a balloon payment of the remaining unpaid principal amount of the Note (i.e. 50% of the total purchase price) payable on a specified date in 2005 (the "Maturity Date"). Interest accrues on each Note at a rate of 6% per annum, which is payable on the last day of each year throughout the term of the Note, with all remaining accrued and unpaid interest due on the Maturity Date. 95% of the Units that each participant acquired under the plan were pledged to the Company as security for such participant's Note. Such Units may be released to the participant as the
Note is paid under certain circumstances. Participants are permitted to make payments under their Notes by delivering shares of Common Stock that they own, including pledged shares, which are credited against amounts owed under their Notes at the fair market value thereof. Holders of $19.05 Warrants and $28.57 Warrants were given the opportunity to surrender such warrants to the Company in exchange for a credit against the December 1998 interest payment and May 1999 principal on their Notes. Each $19.05 Warrant was valued at $.025 and each $28.57 Warrant was valued at $.015 for such purpose.

         Messrs. Pearlman, Fox, Lawi, Craig, Bishop, Baruc, Murphy and Epps and Steven P. Low (the former Chief Accounting Officer of the Company) purchased 73,333, 25,000, 11,667,

10,000, 25,000, 25,000, 12,500, 12,500 and 10,000 Units pursuant to such plan, respectively. Mr. Lawi's son and daughter each purchased 12,500 Units.

           In September 1995 the Company extended an offer to its then officers, directors and certain consultants pursuant to which they could exercise any of the Company's Class A Warrants then owned by them by borrowing the exercise price of $3.14 per share from the Company. Outstanding amounts of principal of such loans bear interest at 6.2% per annum. Payment of principal and interest is due on December 31, 2000, or if earlier, on the date the shares purchased upon exercise (the "Underlying Shares") are sold. The loans are secured by a security interest in the Underlying Shares. In the event of non-payment, the Company's recourse is limited to exercising its rights with respect to such security interest. Messrs. Pearlman, Fox and Lawi exercised, 102,780, 23,979 and 24,651 Class A Warrants, respectively, pursuant to the Company's offer. In April 1998, Mr. Fox obtained the release of the Company's security interest in his 23,979 Underlying Shares by replacing the non-recourse loan with a full recourse loan bearing interest at 6.2% per annum and secured by a pledge of 9,381 shares of Common Stock.

           In July 1996, the Company sold a total of four Units of its securities to customers of Gray Seifert in a private placement for an aggregate purchase price of $1,000,000. Each unit consisted of the following: a $250,000 principal amount 10% Convertible Subordinated Note of the Company due 2003, which is currently convertible into shares of Common Stock at a price of $4.31 per share (a "1996 Private Placement Note"); and 27,473 warrants having a current exercise price of $5.46 per share and expiring in June 2003 ("1996 Private Placement Warrants").

           Also in June 1996, the Company entered into an agreement with Strategic Growth, Inc. ("Strategic Growth"), an investor relations firm, pursuant to which the Company retained Strategic Growth to provide investor relations services to the Company. Strategic Growth is currently the beneficial owner of over 5% of the Company's common stock, but did not own such percentage of shares at the time the agreement was entered into. The term of the Agreement was originally one year, commencing on June 4, 1996, which was subsequently extended during 1997. The Company's agreement with Strategic Growth was terminated effective as of January 31, 1999. In consideration of Strategic Growth's services, the Company paid Strategic Growth a monthly retainer of $8,000. In addition, the Company granted Strategic Growth 300,000 common stock purchase options. Each option entitles the holder to purchase one share of Common Stock at a price of $3.875, which was the market price as of the date of the Agreement.

           During the fourth quarter of 1996 and the first and second quarters of 1997, the Company paid a total of $337,500 and issued an aggregate of 270,000 common stock purchase warrants, each having an exercise price of $4.50 per share and expiring in December 2001, to Strategic Growth as a finder's fee in connection with private placements of the Company's securities. Securities that were sold consisted of units ("Units"), each priced at $250,000 and comprised of : (i) a $250,000 principal amount 1996 Private Placement Note; and (ii) 27,473 1996 Private Placement Warrants.

           In December 1997 and January 1998, the Company obtained short term loans from Mezzanine Financial Corp. ("Mezzanine"; such loan being referred to as the "Mezzanine Loan") and also from Messrs. Pearlman and Lawi (the "Pearlman and Lawi Loans"). Collectively, the Mezzanine Loan and the Pearlman and Lawi Loans are referred to as the "Short Term Loans". Mezzanine is a wholly-owned subsidiary of Helm Capital Group, Inc. ("Helm"). Messrs. Pearlman and Lawi are officers, directors and stockholders of the Company and Helm. In addition, Walter M. Craig, Jr., a director of the Company, is also an officer, director and stockholder of Helm and Daniel T. Murphy, the Company's Chief Financial Officer, is a stockholder of Helm and its Chief Financial Officer. The loans were extended in order to enable the Company to fund program acquisitions in accordance with its current expansion plans pending the completion of a private placement of convertible notes due June 30, 2003. The Company usually charges interest of between 1.25% and 1.5% per month on the advances it extends to producers in connection with program acquisitions.

           The Mezzanine Loan was in the amount of $750,000 with a maturity date of December 31, 1998. Interest accrued at an annual rate of 15%. Mezzanine also received 13,636 common stock purchase warrants ("Mezzanine Warrants") (which figure gives effect to anti-dilution adjustments for events occurring subsequent to the issuance of such warrants). Each Mezzanine Warrant has a term expiring on June 30, 2003 and entitles the holder to purchase one share of Common Stock at a current exercise price of $5.50 per share. Mezzanine was granted a security interest in substantially all of the Company's assets to secure the facility.

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

           In June 1998, the Company extended an offer to its officers and directors pursuant to which they could exercise any of the Company's Class B Warrants then owned by them by borrowing 90% of the exercise price thereof. Each Class B Warrant entitled the holder to purchase 1.05 shares of Common Stock for $4.50. Outstanding amounts of principal of such loans bear interest at 4.5% per annum (which is payable annually). Principal is to be repaid in five consecutive annual installments, the first four of which will each be in an amount equal to 10% of the aggregate exercise price of the Class B Warrants with respect to which the loan was extended and the last of which will be in an amount equal to the remaining outstanding balance. Messrs. Pearlman, Fox, Lawi and Low exercised 80,834, 25,000, 39,166, and 1,500 Class B Warrants, respectively, pursuant to the Company's offer.

           As of December 1998, Messrs. Pearlman and Lawi purchased 200 and 100 shares of Preferred Stock C for $200,000 and $100,000, respectively.

           In January 1999 Mr. Pearlman loaned the Company $250,000. The outstanding balance of the loan bears interest at a rate of 10% per annum and is payable on demand. The full amount of the loan is still outstanding.

           In the first quarter of 1999, Messrs. Pearlman and Lawi extended bridge loans to the Company in the amounts of $250,000 and $175,000, (the "Pearlman and Lawi Loans"), respectively, in order to fund productions and acquisitions of entertainment programming by the Company, pending the anticipated increase in the Company's credit facility with Imperial Bank ("Imperial"). Funds for the Pearlman and Lawi Loans were obtained by Messrs. Pearlman and Lawi from a loan to them from Imperial. The Pearlman and Lawi Loans are payable on demand and bear interest at the same rate Imperial is charging Messrs. Pearlman and Lawi for its loan to them.

                                    SIGNATURE

           In accordance with Rule 12b-15 under the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           UNAPIX ENTERTAINMENT, INC.


           By: /s/ Herbert M. Pearlman
           -------------------------------
           Name: Herbert M. Pearlman
           Title:  Chief Executive Officer



Date:      April 29, 1999