Form 10-Q
period 1999-03-31
UNAPIX ENTERTAINMENT INC
filed 1999-05-17
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 Yes |X| No |_|

As of March 14,1999 there were 7,596,408 shares of the Company's common stock outstanding.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                            March 31,  December 31,
                                                              1999        1998
                                                             --------    --------
                                     ASSETS
Cash and cash equivalents                                    $    357    $  1,707
Accounts receivable, net                                       20,774      18,968
Film costs, net                                                38,295      36,525
Product inventory                                               3,532       2,978
Property and equipment, net                                       977       1,037
Other assets                                                    2,012       1,389
Excess of cost over fair value of
   net assets acquired, net                                     3,220       3,279
                                                             --------    --------
Total Assets                                                 $ 69,167    $ 65,883


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                        $ 11,632    $  8,845
Deferred income taxes                                           1,366       1,104
Royalty payable                                                 4,414       5,234
Bank line of credit                                            10,588       9,978
Variable rate senior subordinated notes                         2,629       2,608
10% convertible subordinated notes                             13,361      13,343
                                                             --------    --------
  Total Liabilities                                          $ 43,990    $ 41,112
                                                             --------    --------

Commitments and Contingencies

Stockholders' Equity:

Preferred stock; $.01 par value; 3,000,000
  authorized Cumulative convertible Series A 8% preferred stock;
    501,000 issued and outstanding (aggregate liquidation
    preference of $1,503)                                           5           5
Non-voting convertible Series B 6% preferred stock;
    300 shares issued and outstanding, (aggregate
    liquidation preference of $3,000)                              --          --
  Cumulative Convertible Series C 8% preferred stock;
    675 shares issued and outstanding (aggregate
    liquidation preference of $675)                                --          --
Common stock $.01 par value per share;
    40,000,000 authorized; 7,533,000 and 7,515,000
    shares issued and outstanding                                  76          76
Additional paid-in capital                                     26,745      26,695
Notes receivable from equity sales                             (2,695)     (2,715)
Retained Earnings                                               1,046         710
                                                             --------    --------
  Total Stockholders' Equity                                 $ 25,177    $ 24,771
                                                             --------    --------
  Total Liabilities and Stockholders' Equity                 $ 69,167    $ 65,883
                                                             ========    ========

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                       For the Three Months Ended March 31
                                                               1999        1998
                                                               ----        ----
Revenues:
         Licensing and distribution                         $ 3,355     $ 3,062
         Home video                                           6,479       4,901
                                                            -------     -------
                                                              9,834       7,963
                                                            -------     -------

Operating costs:
         Licensing and distribution                           1,623       1,968
         Home video                                           4,309       2,543
         General and administrative expenses                  2,687       2,546

                                                              8,619       7,057
                                                            -------     -------
Income from operations                                        1,215         906

Interest expense and financing expense, net                    (552)       (341)
                                                            -------     -------

Income before taxes                                             663         565

Provision for income taxes                                      282         224
                                                            -------     -------

Net income                                                  $   381     $   341
                                                            =======     =======

Net income per basic common share                           $   .04     $   .05
                                                            =======     =======
Net income per diluted common share                         $   .04     $   .05
                                                            =======     =======

Average number of basic common shares outstanding             7,533       6,029
                                                            =======     =======
Average number of diluted common shares outstanding           7,574       6,807
                                                            =======     =======

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 For the Three Months Ended March 31,
                                                                            1999       1998
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   381    $   341
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                     2,718      3,078
         Deferred income taxes                                               268        178
         Accretion of debentures discount                                     39         27
         Film rights received                                                 --       (368)
         Decrease (increase) in accounts receivable, net                  (1,806)       228
         (Increase) decrease in product inventory                           (554)      (297)

         Increase in other assets                                           (622)      (594)
              Increase in accounts payable and
         accrued expenses                                                  2,239        597
             Increase (decrease) in royalties payable                       (820)       124
                                                                         -------    -------
Total cash flows provided by operating activities                          1,843      3,314
                                                                         -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Film cost expenditures                                             (4,291)    (6,642)
     Purchase of property and equipment                                      (24)       (50)
                                                                         -------    -------
Total cash flows used by investing activities                             (4,315)    (6,692)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from 10% convertible notes private placement                    --      4,063
     Net borrowings (repayment) under bank line of credit                    610       (316)
     Advances from affiliates                                                525        700
     Repayments to affiliates                                                 --       (900)
     Proceeds from warrant and option exercises                               --        120
     Other                                                                   (13)        (2)
                                                                         -------    -------

Total cash flows from financing activities                               $ 1,122    $ 3,665
                                                                         -------    -------

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                     For the Three Months Ended March 31
                                                             1999         1998
                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            $(1,350)     $   287

CASH AND EQUIVALENTS AT BEGINNING OF
   PERIOD                                                    1,707          425
                                                           -------      -------
CASH AND EQUIVALENTS AT END OF PERIOD                      $   357      $   712
                                                           =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

       Preferred dividend paid in common stock             $    45      $    --
       Warrants issued                                          --          758
       Film cost additions (decreases)                          --         (568)
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                              $   222      $   140
                                                           =======      =======

       Cash paid for taxes                                 $    35      $    48
                                                           =======      =======

           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2. Financing

The Company has a $10,000,000 revolving credit facility (increased from $7,000,000 on March 25, 1998) with Imperial Bank dated April 17, 1997. The parties expect to amend the agreement to provide for total borrowings of up to $20,000,000 which includes a revolving credit of up to $15,000,000 based on the Company's qualifying accounts receivable and other contractual rights to payment and up to $5,000,000 for qualifying film productions in the near future. The amendment will extend the facility to March 2001 and is contingent upon the bank obtaining a participant for the credit facility, which management expects to occur in the very near future. Pending obtaining a participant, the present facility was amended April 12, 1999 to provide for borrowings of up to $13,000,000 based on qualifying accounts receivable and other contractual rights to payment and the agreement was extended to March 2, 2000. Beginning May 3, 1999 and each month thereafter, the maximum amount available decreases by $500,000 but not below $10,000,000. Interest on the outstanding loan balance accrues at a rate of 1.25% per annum in excess of the Bank's publicly announced benchmark rate (7.75% at March 31, 1999). The Company is also required to pay an unused credit line fee at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. Outstanding amounts under the facility are collateralized by a security interest in substantially all of the Company's assets.

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

3. Film costs

The Company's film costs include:

                                                                    March 31,
                                                                       1999
                                                                  --------------
                                                                  (In thousands)

Films released                                                      $ 87,867
Accumulated amortization                                             (56,072)
                                                                    --------
                                                                      31,795
Films completed but not released
Films in process                                                       6,500
                                                                    --------
                                                                    $ 38,295
                                                                    ========

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

                                                    Three Months Ended March 31,
                                                       1999                1998
                                                       ----                ----

Weighted average basic shares outstanding             7,533               6,029
Effect of dilutive securities:
     Options                                             41                 597

     Warrants                                            --                 181
                                                    -------             -------
Weighted average dilutive shares outstanding          7,574               6,807
                                                    =======             =======

                                                    Three Months Ended March 31,
                                                       1999                1998
                                                       ----                ----

Net income as  reported                             $   381             $   341
Preferred stock dividends                               (90)                (30)
                                                    -------             -------
Total income used for earnings per share            $   291             $   311
                                                    =======             =======

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Revenues for the three months ended March 31, 1999 increased by 24% to $9,834,000 from $7,963,000 in the same three month period in 1999. This increase in revenues is largely the result of the increase in film revenues of 32% to $6,479,000, as compared to $4,901,000 in 1998. The increase is due to video sell-through. The increase also reflects an increase in licensing and distribution revenues by 9% to $3,356,000 as compared to $3,062,000 in 1998. This increase reflects the Company's continued growth in higher quality reality product acquisition and production. Management expects that the improvement over the prior year will continue throughout 1999. The Company expects to recognize continued growth in the home video market through the remainder of 1999. This growth should be generated by the Unapix/Miramar division continuing to phase into market penetration, as well as by the Company's emphasis on distributing higher quality films to the rental marketplace and the sell-through marketplace.

Licensing and distribution costs have decreased by 17% to $1,623,000 from $1,968,000 in 1998. Home video costs for the three months ended March 31, 1999 increased by 69% to $4,309,000 from $2,543,000 as compared to the corresponding period in 1998. This increase reflects increased royalty, amortization and other film expenses associated with the higher levels of revenue described above.

General and administrative costs were $2,687,000 for the three months ended March 31, 1999, as compared to $2,546,000 in the same period 1998, an increase of $141,000. This increase is chiefly attributable to costs related to the infrastructure required to support the Company's expansion and diversification. These costs mainly consisted of increased staffing and office costs to support the increased sales activity described above.

The Company has income from operations of $1,215,000 for the three months ended March 31, 1999, as compared to $906,000 in the same period in 1998. The improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution and video rental and sell-through markets.

Interest expense and financing expense, net, increased to $552,000 in 1999 from $341,000 in 1998. This increase primarily reflects the interest and related expenses on the 10% convertible notes, as well as increased bank borrowings.

The Company had income before taxes of $663,000 for the three months ended March 31, 1999 as compared to income before taxes of $565,000 for the corresponding three month period in 1998. This improvement reflects the higher quality releases into the Company's various markets. Management anticipates that as the number of higher quality releases to the video rental and sell-though markets and the licensing and distribution markets increase in 1999, the impact on operations should continue to be favorable.

Liquidity and Capital Resources

For the three months ended March 31, 1999, operating activities provuided cash of $1,843,000. The Company used $4,315,000 in investing activities which consisted primarily of $4,291,000 incurred in acquiring and producing new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were met by cash on hand, borrowings and advances from affiliates.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $5,700,000 as of March 31, 1999, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand, operating cash flows, its line of credit and other potential financing.

The Company has a bank line of credit which it is presently seeking to increase to $20,000,000. See note 2 to the consolidated financial statements.

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

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

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

Except for the historical information contained herein, the matters discussed are forward-looking statements that are subject to risks and uncertainties, including the inherent unpredictability of the entertainment industry in which a success of a product depends upon factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production or other costs, as well as the other factors described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (which has been filed with the Securities and Exchange Commission). The highlighted risks should not be assumed to be the only things to affect the Company's future performance.

                 Item 3. Quantitative and Qualitative Disclosure
                                About Market Risk

The Company has a revolving line of credit facility on which it incurs interest equal to 1.25% per annum above the bank's benchmark rate which was 7.75% at March 31, 1999. A 1% change in the benchmark rate applied to the outstanding borrowings at March 31, 1999 ($10,588,000) would result in an increase or decrease in interest expense of $105,880 per year.

The Company also has $2,722,000 principal amount of variable rate senior subordinated notes outstanding at March 31, 1999. The notes bear interest at 3% above the prime rate provided that the rate does not fall below 8% or exceed 12% per annum. The rate is set at the beginning of each year and is 10.75% for 1999. A 1% change in the prime rate would result in an increase or decrease in interest expense of $27,220 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

PART II - OTHER INFORMATION

Items 1, 3 and 4 are not applicable.

Item 2. Changes in Securities

      (A) and (B) are not applicable

      (C) All sales of unregistered securities for the first quarter of 1999 were previously reported in the Company's Annual Report on Form 10-KSB for 1998.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

Item 5. Other Information

      The Company plans to hold its 1999 Annual Meeting of Stockholders on July 29, 1999. Proposals that stockholders wish to include in the Company's proxy statement and form of proxy for presentation at the next Annual Meeting of Shareholders must be received by the Company at 200 Madison Avenue, New York, New York 10015, Attention Michael R. Epps, Esq. prior to May 21, 1999, the deadline that was stated in the Company's proxy statement for its 1998 Annual Meeting of Stockholders. The Company will be allowed to have discretionary voting authority on any proposal that is to be presented at next year's annual meeting, unless it receives notice of such proposal by no later than June 10, 1999.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

Financial Data Schedule

      b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, for an event dated January 15, 1999, describing that, effective February 1, 1999, David Fox, who at the time was the Company's Vice Chairman of the Board of Directors and Chief Executive Officer, would be resigning all of his offices with the Company and that Herbert M. Pearlman would be assuming the role of Chief Executive Officer in addition to his role of Chairman of the Board of Directors, which he held at the time.

      The Company also filed a Current Report on Form 8-K, for an event dated February 24, 1999, describing that effective February 24, 1999, Paul Sullivan, President of Unapix/Miramar and a member of the Company's Office of the President, had stepped down from his positions to pursue other business interests.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNAPIX ENTERTAINMENT, INC.


/s/ Cheryl Freeman                                                  May 14, 1999
---------------------------------------
Cheryl Freeman, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number        Description
--------------        -----------

    27                Financial Data