Form 10-Q
period 1999-06-30
UNAPIX ENTERTAINMENT INC
filed 1999-08-16
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   Yes X No __

As of August 12,1999 there were 7,671,598 shares of the Company's common stock outstanding.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1999         1998
                                                                             -------    -------------
                                                     ASSETS
Cash and cash equivalents                                                    $  1,812    $  1,707
Accounts receivable-trade, net                                                 19,553      18,968
Film costs, net                                                                40,397      36,525
Product inventory                                                               3,163       2,978
Property and equipment, net                                                     1,088       1,037
Other assets                                                                    1,722       1,389
Excess of cost over fair value of
   net assets acquired                                                          3,192       3,279
                                                                             --------    --------
Total Assets                                                                 $ 70,927    $ 65,883


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                        $  9,488    $  8,845
Deferred income taxes                                                           1,505       1,104
Royalty payable                                                                 3,232       5,234
Bank line of credit                                                            14,701       9,978
Variable rate senior subordinated notes                                         2,629       2,608
10% convertible subordinated notes                                             13,380      13,343
                                                                             --------    --------
  Total Liabilities                                                          $ 44,935    $ 41,112
                                                                             --------    --------

Stockholders' Equity:

Preferred stock; $.01 par value; 3,000,000 authorized
 Cumulative convertible Series A 8% preferred stock;
    501,000 issued and outstanding (aggregate liquidation
    preference of $1,503)                                                           5           5
 Non-voting convertible Series B 6% preferred stock;
    300 shares issued and outstanding, (aggregate
    liquidation preference of $3,000)                                              --          --
 Cumulative Convertible Series C 8% preferred stock;
    1,175 and 675 shares issued and outstanding (aggregate
    liquidation preference of $1,175)                                              --          --
Common stock $.01 par value per share; 40,000,000 authorized;
    7,646,000 and 7,515,000 shares issued and outstanding                          77          76
Additional paid-in capital                                                     27,425      26,695
Notes receivable from equity sales                                             (2,715)     (2,715)
Retained Earnings                                                               1,200         710
                                                                             --------    --------
  Total Stockholders' Equity                                                 $ 25,992    $ 24,771
                                                                             --------    --------
  Total Liabilities and Stockholders' Equity                                 $ 70,927    $ 65,883
                                                                             --------    --------
                                                                             --------    --------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                          For the Three Months Ended June 30,

                                                                                                1999                      1998
                                                                                                ----                      ----
Revenues:
         Licensing and distribution                                                     $      5,494              $      2,737
         Home video                                                                            5,106                     6,031
                                                                                        ------------              ------------
                                                                                              10,600                     8,768
                                                                                        ------------              ------------

Operating costs:
         Licensing and distribution                                                            2,460                     1,829
         Home video                                                                            3,507                     3,426
         General and administrative expenses                                                   3,385                     2,869
                                                                                        ------------              ------------
                                                                                               9,352                     8,124
                                                                                        ------------              ------------

Income from operations                                                                         1,248                       644

Interest and debt expense, net                                                                   758                       532
                                                                                        ------------              ------------

Income before taxes                                                                              490                       112

Provision for income taxes                                                                       202                        45
                                                                                        ------------              ------------

Net income                                                                              $        288              $         67
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Net income per share, basic                                                             $        .03              $        .01
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Net income per share, diluted                                                           $        .03              $          -
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Average number of shares, basic                                                                7,590                     6,143
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Average number of shares, diluted                                                              7,701                     6,765
                                                                                        ------------              ------------
                                                                                        ------------              ------------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                                           For the Six Months Ended June 30,

                                                                                                1999                      1998
                                                                                                ----                      ----
Revenues:
         Licensing and distribution                                                     $      8,849              $      5,799
         Home video                                                                           11,585                    10,932
                                                                                        ------------              ------------
                                                                                              20,434                    16,731
                                                                                        ------------              ------------

Operating costs:
         Licensing and distribution                                                            4,082                     3,797
         Home video                                                                            7,995                     5,969
         General and administrative expenses                                                   5,893                     5,415
                                                                                        ------------              ------------
                                                                                              17,970                    15,181
                                                                                        ------------              ------------

Income from operations                                                                         2,464                     1,551

Interest and debt expense, net                                                                 1,310                       874
                                                                                        ------------              ------------

Income before taxes                                                                            1,154                       677

Provision for income taxes                                                                       484                       269
                                                                                        ------------              ------------

Net income                                                                              $        670              $        408
                                                                                        ------------              ------------
                                                                                        ------------              ------------

Net income per share, basic                                                             $        .06              $        .06
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Net income per share, diluted                                                           $        .06              $        .06
                                                                                        ------------              ------------
                                                                                        ------------              ------------

Average number of shares, basic                                                                7,562                     6,085
                                                                                        ------------              ------------
                                                                                        ------------              ------------
Average number of shares, diluted                                                              7,638                     6,708
                                                                                        ------------              ------------
                                                                                        ------------              ------------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                          For the Six Months Ended June 30,

                                                                                               1999                      1998
                                                                                               ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $     670                 $     408
     Adjustments to reconcile net income to net cash used by operating activities:
         Amortization and depreciation                                                        5,652                     5,900
         Deferred income taxes                                                                  406                       193
         Accretion of debentures discount                                                        86                        54
         Film rights received                                                                    -                       (368)
         Decrease (increase) in accounts receivable, net                                       (585)                   (1,095)
         (Increase) decrease in product inventory                                              (185)                     (753)
         Increase in other assets                                                              (333)                     (940)
         Increase in accounts payable and accrued expenses                                      (63)                     (114)
         Increase (decrease) in royalties payable                                            (2,002)                      895
                                                                                          ---------                 ---------
Total cash flows provided by operating activities                                             3,646                     4,180
                                                                                          ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Film cost expenditures                                                                  (9,288)                  (12,437)
     Purchase of property and equipment                                                        (199)                     (204)
                                                                                          ---------                 ---------
Total cash flows used by investing activities                                                (9,487)                  (12,641)
                                                                                          ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from 10% convertible notes private placement                                        -                     4,063
     Net borrowings under bank line of credit                                                 4,709                     2,224
     Proceeds from employee notes receivable                                                                                1
     Proceeds from warrant and option exercises                                                  83                     5,046
     Private Placement expenditures                                                                                        (3)
     Preferred stock dividends                                                                  (21)                      (21)
     Advances from affiliates                                                                   675                       700
     Payments to affiliates                                                                       -                    (1,000)
     Proceeds from issuance of preferred - Series C                                             500                         -
                                                                                          ---------                 ---------
Total cash flows from financing activities                                                $   5,946                 $   3,665
                                                                                          ---------                 ---------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                                                 For the Six Months Ended June 30,

                                                                                                     1999                    1998
                                                                                                     ----                    ----
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                 $     105               $   2,549

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                         1,707                     425
                                                                                                ---------               ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                                           $   1,812               $   2,794
                                                                                                ---------               ---------
                                                                                                ---------               ---------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
             Preferred stock dividends paid in common stock                                     $     159               $      39
             Exchange of acquisition fund for 10% convertible subordinated debentures           $       -               $     900
                                                                                                ---------               ---------
                                                                                                ---------               ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                                 $   1,316               $   1,198
                                                                                                ---------               ---------
                                                                                                ---------               ---------

         Cash paid for taxes                                                                    $      61               $      41
                                                                                                ---------               ---------
                                                                                                ---------               ---------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2.  FINANCING

The Company has a Revolving Credit Loan and Security Agreement (the "Agreement") with Imperial Bank (the "Bank") which was amended in June 1999 to provide for a revolving credit secured by accounts receivable of up to $14,000,000 (increased from $10,000,000, the "Revolving Credit Facility") and an additional $4,000,000 for qualifying productions (the "Production Facility"). Interest on the outstanding loan balance accrues at a rate of 1% per annum in excess of the Bank's publicly announced benchmark rate (8% at July 1, 1999). The Company is also required to pay an unused credit line fee on the Revolving Loan Facility at a rate equal to .5% per annum of the amount by which the collateral base exceeds the average daily loan balance during any calendar quarter. Each production loan under the Production Facility is subject to a closing fee of 1%. The term of the facility expires on June 14, 1999. Outstanding amounts under the facility are collateralized by a security interest in substantially all of the Company's assets. A closing fee of $270,000 was paid to the Bank on closing the Agreement.

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

3. FILM COSTS

                                                                 June 30,
                                                                   1999
                                                              --------------
                                                              (In thousands)
                    Films released                              $ 91,748
                    Accumulated amortization                     (59,082)
                                                                --------
                                                                  32,666

                    Films in process                               7,731
                                                                --------
                                                                $ 40,397
                                                                --------
                                                                --------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999



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



                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                             ---------------------------           -------------------------

                                                               1999               1998             1999                1998
                                                               ----               ----             ----                ----
Weighted average basic shares outstanding                      7,590             6,143             7,562             6,085
Effect of dilutive securities:
     Options                                                     111               529                76               528
     Warrants                                                      -                93                 -                95
                                                               -----             -----             -----             -----

Weighted average dilutive shares outstanding                   7,701             6,765             7,638             6,708
                                                               -----             -----             -----             -----
                                                               -----             -----             -----             -----


Net income as reported                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                             ---------------------------           -------------------------

                                                               1999                1998              1999                1998
                                                               ----                ----              ----                ----
Net income as reported                                          $288               $ 67              $670               $ 408
Preferred stock dividends                                         94                 30               183                  60
                                                                ----               ----              ----               -----

                                                                $194               $ 37              $487               $ 348
                                                                ----               ----              ----               -----
                                                                ----               ----              ----               -----
Total income used for earnings per share

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 increased by 21% to $10,600,000 from $8,768,000 in the same three month period in 1998. This increase in revenues is largely the result of the increase in licensing and distribution revenues of 100% to $5,494,000, as compared to $2,737,000 in 1998. Home video revenue decreased 15% in 1999 to $5,106,000 from $6,031,000 in 1998 due to the release of one less film and none of the higher volume and margin genre films in the three months ended June 30, 1999. Management expects that the improvement over the prior year will continue throughout 1999 as higher volume and margin genre films are released. This growth should be generated by continued market penetration, as well as by the Company's emphasis on licensing and distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distributing costs for the three months ended June 30, 1999 increased by 34% to $2,460,000 from $1,829,000 as compared to the corresponding period in 1998. This increase reflects increased film expenses associated with the higher levels of revenues described above.

General and administrative costs were $3,385,000 for the three months ended June 30, 1999, as compared to $2,869,000 in the same period in 1998, an increase of $516,000. This increase is chiefly consisting of increased staffing and office costs to support new business activities, and includes $103,000 in salaries for personnel no longer with the Company.

The Company had income from operations of $1,248,000 for the three months ended June 30, 1999, as compared to $644,000 in the same period in 1998. This improvement in margins reflects the result of the Company's releasing higher quality releases into the Licensing and Distribution markets.

Interest expense and financing expense, net, increased to $758,000 in 1999 from $532,000 in 1998. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes, as well as increased bank borrowings.

The Company had income before taxes of $490,000 for the three months ended June 30, 1999 as compared to income before taxes of $112,000 for the corresponding three month period in 1998. The increase is primarily attributable to higher revenues from Licensing and Distribution.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Revenues for the six months ended June 30, 1999 increased by 22% to $20,434,000 from $16,731,000 in the same six month period in 1998. This increase in revenues is largely the result of the increase in licensing and distribution revenues of 52% to 8,849,000, as compared to $5,799,000 in 1998. Management expects that the improvement over the prior year will continue throughout 1999. The growth should be generated by continued market penetration, as well as by the Company's emphasis on licensing and distributing higher quality films.

General and administrative costs were $5,893,000 for the six months ended June 30, 1999, as compared to $5,415,000 in the same period 1998, an increase of $478,000. This increase includes $357,000 in costs for new business activities.

The Company has income from operations of $2,464,000 for the six months ended June 30, 1999, as compared to $1,551,000 in the same period in 1998. The improvement in margins reflects the result of the Company's releasing higher quality releases into the Licensing and Distribution and video rental and sell-through markets.

Interest expense and financing expense, net, increased to $1,310,000 in 1999 from $874,000 in 1998. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes, as well as increased bank borrowings.

The Company had income before taxes of $1,154,000 for the six months ended June 30, 1999 as compared to income before taxes of $677,000 for the corresponding six month period in 1998.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, operating activities provuided cash of $3,646,000. The Company used $9,487,000 in investing activities which consisted primarily of $9,288,000 incurred in acquiring and producing new properties for the home video rental and the licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $5,946,000 from financing activities which included $4,709,000 borrowed under the bank line of credit, $675,000 in advances from affiliates and $500,000 proceeds from the private placement of preferred stock.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $5,200,000 as of June 30, 1999, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financing described below), operating cash flows, its line of credit and other potential financing.

The Company's borrowing facility provides for borrowings of up to $18,000,000. $14,000,000 secured by accounts receivable and $4,000,000 for production loans (see footnote 2 for further details). The proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the Borrowers to acquire distribution rights with respect to entertainment programming. As of June 30, 1999, the Company was fully borrowed under the facilities.

The feature film and television licensing and distribution industries require signigicant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financings to continue its long term plans of expansion and growth. The Company anticipates that as its asset base grows it will secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financings.

The Company has received a commitment from GE Capital for a $40,000,000 revolving line of credit at a LIBOR-based interest rate which would replace the existing borrowing facility. The closing is subject to the completion of satisfactory legal documents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has a borrowing facility on which it incurs interest equal to 1% per annum above the bank's benchmark rate which was 8% at July 1, 1999. A 1% change in the benchmark rate applied to the outstanding borrowings at June 30, 1999 would result in an increase or decrease in interest expense of $147,000 per year.

The Company also has $2,722,000 principal amount of variable rate senior subordinated notes outstanding at June 30, 1999. The notes bear interest at 3% above the prime rate provided that the rate does not fall below 8% or exceed 12% per annum. The rate is set at the beginning of each year and is 10.75% for 1999. A 1% change in the prime rate would result in an increase or decrease in interest expense of $27,220 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

PART II - OTHER INFORMATION

ITEMS 1 AND 3 ARE NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES

         (A) and (B) are not applicable

         In April 1999 the Company granted a total of 525,000 common stock purchase options to two officers of the Company, all of which have an exercise price of $1.875 per share. All such options expire in March 2009. The options were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). An aggregate of 150,000 options will become exercisable upon such officers' entering into new employment agreements with the Company. Subject to such execution and the grantee's continuing to provide services to the Company, the remaining options become exercisable at various dates between January 2000 and January 2003.

         In May 1999 the Company sold a total of 500 shares of its Series C 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock C"). Each share of Preferred Stock C has a stated value of $1,000 and is convertible into shares of Common Stock at a conversion price of $2.50 per share (i.e. each share of Preferred Stock C is convertible into 400 shares of the Company's Common Stock). The sale was made pursuant to the exemption contained in Section 4(2) of the Act. The purchaser was an "accredited" (as such term is defined in Rule 501 of Regulation D promulgated under the Act).

         In May 1999 the Company issued 686 shares of common stock to a public relations firm as partial consideration for services previously rendered. The shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933.

         In July 1999 the Company granted an aggregate of 685,000 common stock purchase options to employees of the Company. All such options have an exercise price of $2.6875 per share and expire in July 2009. 240,000 of the options were immediately exercisable. The remaining options become exercisable solely on the grantee's continuing to provide service to the Company. The options were issued pursuant to the exemption contained in Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 29, 1999, the Company held its 1999 Annual Meeting of Stockholders at which stockholders elected Herbert M. Pearlman and David S. Lawi as directors of the Company to serve until the Company's Annual Meeting of Stockholders in the year 2002, or until their successors are duly elected. 6,561,811 shares were voted in favor of the election of such individuals and votes were withheld with respect to 77,538 shares. In addition to the individuals elected as directors at the 1999 Annual Meeting, Messrs. Robert Baruc, Scott Hanock, David A. Dreilinger, Lawrence Bishop and Walter M. Craig, Jr. , who were directors of the Company at the time of the 1999 Annual Meeting of Stockholders, continue to serve as directors of the Company. At the 1999 Annual Meeting, stockholders also approved an amendment to the Company's 1993 Stock Option Plan (the "Amendment"), increasing the number of shares authorized for issuance from 1,225,000 shares to 1,600,000 shares. 6,039,315 shares voted in favor of the Amendment, 545,559 shares voted against the Amendment and 54,475 shares abstained from voting on the Amendment.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

Financial Data Schedule

         b)  Reports on Form 8-K

None



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNAPIX ENTERTAINMENT, INC.



 /s/ CHERYL FREEMAN                                          August 13, 1999
-------------------
Cheryl Freeman, Chief Financial Officer

EXHIBIT INDEX


EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------
27                                             Financial Data