Form 10-Q
period 1999-09-30
UNAPIX ENTERTAINMENT INC
filed 1999-11-15
CIK 902787

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                   Yes X No __

As of November 10,1999 there were 10,214,049 shares of the Company's common stock outstanding.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1999           1998
                                                                  -------------  ------------
                                ASSETS
Cash                                                               $  3,427       $  1,707
Accounts receivable-trade, net                                       19,121         18,968
Film costs, net                                                      43,875         36,525
Product inventory                                                     3,472          2,978
Property and equipment, net                                           1,062          1,037
Other assets                                                          4,160          1,389
Excess of cost over fair value of
   net assets acquired                                                3,148          3,279
                                                                  -------------  ------------
Total Assets                                                       $ 78,265       $ 65,883
                                                                  -------------  ------------
                                                                  -------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                              $ 10,020       $  8,845
Deferred income taxes                                                 1,223          1,104
Royalty payable                                                       4,811          5,234
Revolving Credit                                                     25,413           --
Bank line of credit                                                    --            9,978
Variable rate senior subordinated notes                                 699          2,608
10% convertible subordinated notes                                    4,875         13,343
                                                                  -------------  ------------
  Total Liabilities                                                $ 47,041       $ 41,112
                                                                  -------------  ------------
                                                                  -------------  ------------

Stockholders' Equity:

Preferred stock; $.01 par value; 3,000,000 authorized
  Cumulative convertible Series A 8% preferred stock;
    501,000 issued and outstanding (aggregate liquidation
    preference of $1,503)                                                 5              5
Non-voting convertible Series B 6% preferred stock;
    300 shares issued and outstanding, (aggregate
    liquidation preference of $3,000)                                    --             --
  Cumulative Convertible Series C 8% preferred stock;
    1,175 and 675 shares issued and outstanding (aggregate
    liquidation preference of $1,175)                                    --             --
Common stock $.01 par value per share; 40,000,000 authorized;
    10,163,000 and 7,515,000 shares issued and outstanding              102             76
Additional paid-in capital                                           34,387         26,695
Notes receivable from equity sales                                   (2,598)        (2,715)
Retained Earnings (Deficit)                                            (672)           710
                                                                  -------------  ------------
  Total Stockholders' Equity                                       $ 31,224       $ 24,771
                                                                  -------------  ------------
  Total Liabilities and Stockholders' Equity                       $ 78,265       $ 65,883
                                                                  -------------  ------------
                                                                  -------------  ------------


           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                               For the Three Months Ended September 30,

                                                         1999           1998
                                                         ----           ----
Revenues:
         Licensing and distribution                    $  5,307       $ 3,040
         Home video                                       5,807         5,843
                                                       --------       -------
                                                         11,114         8,883
                                                       --------       -------

Operating costs:
         Licensing and distribution                       3,957         2,327
         Home video                                       3,374         3,839
         General and administrative expenses              2,692         3,044
         Amortization of goodwill                            44            43
                                                       --------       -------

                                                         10,067         9,253
                                                       --------       -------
Income loss from operations                               1,047          (370)

Interest and debt expense, net                              768           408
Debt conversion expense (non-cash)                        1,270            --
                                                       --------       -------
                                                          2,038           408
                                                       --------       -------

Income (loss) before taxes and extraordinary item          (991)         (778)

Provision (credit) for income taxes                         126          (303)
                                                       --------       -------

Income (loss) before extraordinary item                  (1,117)         (475)


Extraordinary item (net of $320 tax benefit)               (714)           --
                                                       --------       -------

Net (loss) income                                      $ (1,831)      $  (475)
                                                       --------       -------
                                                       --------       -------

Loss per common share - basic and diluted
        Loss before extraordinary item                 $   (.16)      $  (.07)
        Extraordinary item                                 (.09)           --
                                                       --------       -------
                                                       $   (.25)      $  (.07)
                                                       --------       -------
                                                       --------       -------

Average common stock - basic and diluted                  7,804         7,440
                                                       --------       -------
                                                       --------       -------











           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                                                      For the Nine Months Ended September 30,
                                                                              1999                      1998
                                                                              ----                      ----
Revenues:
         Licensing and distribution                                   $     14,156              $      8,839
         Home video                                                         17,392                    16,775
                                                                      ------------              ------------
                                                                            31,548                    25,614
                                                                      ------------              ------------

Operating costs:
         Licensing and distribution                                          8,040                     6,124
         Home video                                                         11,369                     9,808
         General and administrative expenses                                 8,497                     8,373
         Amortization of goodwill                                              132                       129
                                                                      ------------              ------------
                                                                            28,038                    24,434
                                                                      ------------              ------------
Income (loss) from operations                                                3,510                     1,180

Interest and debt expense, net                                               2,077                     1,282
Debt conversion expense (non-cash)                                           1,270                        --
                                                                      ------------              ------------
                                                                             3,347                     1,282
                                                                      ------------              ------------

Income (loss) before taxes and extraordinary item                              163                      (102)

Provision (credit) for income taxes                                            610                       (35)
                                                                      ------------              -------------

Income (loss) before extraordinary item                                       (447)                      (67)

Extraordinary item (net of $320 tax benefit)                                  (714)                       --
                                                                      ------------              ------------

Net (loss) income                                                     $     (1,161)             $        (67)
                                                                      ------------              ------------
                                                                      ------------              ------------

Less per common share - basic and diluted
        Less before extraordinary item                                $      (.10)               $      (.03)
        Net income per share, diluted                                        (.09)                        --
                                                                      ------------              ------------
                                                                      $      (.19)               $      (.03)
                                                                      ------------              ------------
                                                                      ------------              ------------
Average common stock - basic and diluted                                     7,642                     6,537
                                                                      ------------              ------------
                                                                      ------------              ------------











           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                     For the Nine Months Ended September 30,

                                                                             1999          1998
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $ (1,161)      $    (67)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Amortization and depreciation                                      10,726          9,985
         Deferred income taxes                                                 119            (44)
         Deferred charges                                                      524             --
         Accretion of debentures discount                                      133             81
         Charge for debt conversion                                          1,270             --
         Film rights received                                                   --           (368)
         Decrease (increase) in accounts receivable, net                      (153)        (5,575)
         (Increase) decrease in product inventory                             (494)          (704)
         Increase in other assets                                           (1,287)           (22)
         Increase in accounts payable and
         accrued expenses                                                    1,174            979
         Increase (decrease) in royalties payable                             (424)           844
                                                                          --------       --------
Total cash flows provided by operating activities                           10,427          5,109
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Film cost expenditures                                              (17,277)       (17,337)
       Purchase of property and equipment                                     (253)          (297)
                                                                          --------       --------
Total cash flows used by investing activities                              (17,530)       (17,634)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from 10% convertible notes private placement                    --          4,063
       Payments of 10% convertible notes                                    (5,595)            --
       Borrowing under bank line of credit                                   4,499          2,608
       Repayments under bank line of credit                                (14,477)            --
       Borrowing under revolving credit                                     25,413             --
       New financing expenditures                                           (1,496)            --
       Proceeds from employee notes receivable                                  --             --
       Proceeds from warrant and option exercises                               --          4,825
       Private placement expenditures                                           --             (6)
       Preferred stock dividends                                               (21)           (59)
       Advances from affiliates                                                675            700
       Payments to affiliates                                                 (675)        (1,100)
       Proceeds from issuance of preferred shares                              500          2,815
                                                                          --------       --------
Total cash flows from financing activities                                $  8,823       $ 13,846
                                                                          --------       --------








           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)


                                                                              For the Nine Months Ended September 30,

                                                                                       1999          1998
                                                                                       ----          ----
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        $1,720      $1,321

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             1,707         425
                                                                                       ------      ------

CASH AND EQUIVALENTS AT END OF PERIOD                                                  $3,427      $1,746

                                                                                       ------      ------
                                                                                       ------      ------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
         Preferred stock dividends paid in common stock                                $  204      $   36
         Exchange of acquisition fund for 10% convertible subordinated debentures          --       1,000
         Notes received for exercise of warrants                                           --         779
         Common stock issued for film rights                                              440          --
         Common stock issued for conversion of debt                                     6,480          --
                                                                                       ------      ------
                                                                                       ------      ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                        $1,912      $1,410
                                                                                       ------      ------
                                                                                       ------      ------

         Cash paid for taxes                                                           $  165      $  105
                                                                                       ------      ------
                                                                                       ------      ------


















           See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2.  FINANCING

On September 28, 1999, Unapix Entertainment, Inc. (the "Company") and its direct and indirectly owned subsidiaries (collectively, the "Borrowers") entered into a credit facility (the "Facility") with General Electric Capital Corporation ("GECC") providing for borrowings of up to $40,000,000 (the "Maximum Amount"). Loans are extended and required to be repaid based upon the then "Borrowing Base" [as such term is defined in the Credit and Security Agreement, dated September 28, 1999 (the "Credit Agreement"), by and among Borrowers and GECC]. The Borrowing Base consists of certain of the Company's accounts receivable and other contractual rights to payment as well as a specified amount that the Borrowers are permitted to borrow based upon the value of their library of films and other entertainment programming (such portion of the borrowing base is referred to as the "Library Credit"). The Library Credit is initially $26,000,000 and is required to be reduced by $500,000 per quarter, $1,000,000 per quarter, $2,000,000 per quarter and $3,000,000 per quarter during the second, third, fourth and fifth years of the Facility respectively. The Library Credit also is required to be pre-paid under certain other circumstances. The Maximum Amount will be reduced by an amount equal to the amount that the Library Credit is reduced. Voluntary prepayments are subject to certain restrictions and a prepayment premium of 2%. The Borrowers paid to GECC a closing fee of $200,000 in addition to GECC's out-of-pocket expenses incurred in connection with the transaction. The Borrowers are also required to pay an unused line fee (the "Unused Line Fee") at a rate that is initially 0.5% per annum of the sum by which a Maximum Amount exceeds the average daily closing loan balance of the loans outstanding under the Facility during the period for which such fee is due.

Interest on the outstanding loan balance accrues at a rate equal to, at the Borrower's option, either (i) a floating rate equal to the "Index Rate" plus the "Applicable Margin" (as such terms are defined below" or (ii) a fixed rate for the periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate ("LIBOR RATE") plus the Applicable Margin. The "Index Rate" is the higher of the prime rate as reported by The Wall Street Journal or the overnight Federal Funds rate plus 50 basis points. The "Applicable Margin" for the Index Rate loan is initially 1.25% per annum and the "Applicable Margin" for the LIBOR loan initially 3.25% per annum. Commencing with the fiscal quarter ended September 30, 2001, the Applicable Margins will be increased or decreased quarterly based upon the Borrowers'consolidated fixed charge coverage ratio for the immediate preceding four quarters.

The term of the Facility expires on September 28, 2004. Outstanding amounts under the Facility are secured by security interest in substantially all the Borrowers' assets. The Facility contains restrictive coverage that require the Company to maintain minimum fixed charge coverage ratios, to achieve minimum "EBITDA" (earnings before interest, taxes, depreciation and amortization) thresholds, and to maintain minimum ratios of film library values to accounts payable and certain other costs, all determining monthly based upon the preceding 12 months. The covenants also, among other things, limit the payments of cash dividends of the Company's common stock and restrict (i) the amount of costs that the Company can incur in developing, producing, financing or acquiring entertainment properties, (iii) the amount of costs and expenses that the Borrowers may incur with respect to theatrical release of film and (iv) the amount of unreleased completed product.

The Facility replaces the Company's previous credit facility with Imperial Bank that permitted borrowing of up to $18,000,000 (the "Imperial Facility"). Proceeds from the Facility were utilized to repay the Imperial Facility in full. Approximately $6,000,000 of proceeds were used to repurchase $5,595,000 principal amount of the Company's outstanding subordinated indebtedness together with accrued and unpaid interest and a prepayment premium thereon. In connection with such repurchase, an additional $5,395,000 principal amount of subordinated indebtedness (as well as accrued and unpaid interest and prepayment premiums thereon) was converted into, or exchanged for, shares of the Company's common stock at a price of $2.51875 per share. A total of 2,282,375 shares were issued in connection with such exchanges and conversions. Other proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the borrowers to acquire distribution rights with respect to entertainment programming.

In the third quarter of 1999, a charge for debt conversion expense of $1,270,000 was recorded for the additional 504,000 shares of common stock issued to the convertible debenture holders as an inducement to convert.

 An extraordinary charge of $714,000 (net of a $350,000 tax benefit) related to extinguishment of debt was also recorded in the quarter and includes premiums paid in redemption of subordinated debentures and charging off deferred debt expense and discount on the debentures and deferred debt expense on the previous credit facility.


3. FILM COSTS

                                                             September 30,
                                                                 1999
                                                            --------------
                                                            (In thousands)

                           Films released                     $  97,065
                           Accumulated amortization             (60,407)
                                                             -----------
                                                                 36,658

                           Films in process                       7,217
                                                             -----------
                                                              $  43,875
                                                             -----------
                                                             -----------

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999



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




                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------    -------------------------------

                                                         1999         1998                  1999          1998
                                                         ----         ----                  ----          ----

Weighted average basic shares outstanding               7,804         7,440                7,642         6,537
Effect of dilutive securities:
     Options                                               --            --                   --            --

     Warrants                                              --            --                   --            --
                                                      -------       -------              -------       -------

Weighted average dilutive shares outstanding            7,804         7,440                7,642         6,537
                                                      -------       -------              -------       -------
                                                      -------       -------              -------       -------


                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------    -------------------------------

                                                         1999         1998                  1999          1998
                                                         ----         ----                  ----          ----



Loss before extraordinary item                        $(1,117)      $  (475)             $  (447)      $   (67)

Preferred stock dividends                                 (98)          (78)                (281)         (128)
                                                      -------       -------              -------       -------

Loss before extraordinary item used for earnings
     per share                                         (1,215)      $  (553)             $  (728)      $  (195)
                                                      -------       -------              -------       -------
                                                      -------       -------              -------       -------


                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the three months ended September 30, 1999 increased by 25% to $11,114,000 from $8,883,000 in the same three month period in 1998. This increase in revenues is largely the result of the increase in licensing and distribution revenues of 74.6% to $5,307,000, as compared to $3,040,000 in 1998. Revenues in the 1999 quarter includes $2,307,000 for licensing revenue and a license of $3,000,000 of certain rights relating to 37 titles for which the company has distribution rights. Management expects that the improvement over the prior year will continue throughout 1999 as higher volume and margin genre films are released. This growth should be generated by continued market penetration, as well as by the Company's emphasis on licensing and distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Licensing and distributing costs for the three months ended September 30, 1999 increased by 70% to $3,957,000 from $2,327,000 as compared to the corresponding period in 1998. This increase reflects increased film expenses associated with the higher levels of revenues described above.

General and administrative costs were $2,692,000 for the three months ended September 30, 1999, as compared to $3,044,000 in the same period in 1998, a decrease of $352,000. This decrease is chiefly consisted of decreased staffing and office costs related to the home video business.

The Company had income from operations of $1,047,000 for the three months ended September 30, 1999, as compared to a loss of $370,000 in the same period in 1998. This improvement in margins reflects the result of the Company's releasing higher quality releases into the licensing and distribution markets.

Interest expense and financing expense, net, increased to $766,000 in 1999 from $408,000 in 1998. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes, as well as increased bank borrowings.

The Company had income before taxes and debt conversion of $281,000 for the three months ended September 30, 1999 as compared to a loss before taxes of $778,000 for the corresponding three month period in 1998. The increase is primarily attributable to higher revenues from licensing and distribution.

See note 2 to consolidated financial statements for details of debt conversion expense of $1,270,000 and extraordinary item of $714,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the nine months ended September 30, 1999 increased by 23% to $31,548,000 from $25,614,000 in the same nine month period in 1998. This increase in revenues is largely the result of the increase in licensing and distribution revenues of 60% to $14,156,000, as compared to $8,839,000 in 1998. Management expects that the improvement over the prior year will continue throughout 1999. The growth should be generated by continued market penetration, as well as by the Company's emphasis on licensing and distributing higher quality films.

Licensing and distributing costs for the nine months ended September 30, 1999 increased by 31% to $8,040,000 from $6,124,000 as compared to the corresponding period in 1998. This increase reflects increased film expenses associated with the higher levels of revenues described above.

General and administrative costs were $8,497,000 for the nine months ended September 30, 1999, as compared to $8,373,000 in the same period in 1998, an increase of $124,000. This increase includes $137,000 in costs for new business activities.

The Company has income from operations of $3,510,000 for the nine months ended September 30, 1999, as compared to $1,180,000 in the same period in 1998. The improvement in margins reflects the result of the Company's releasing higher quality releases into the Licensing and Distribution and video rental and sell-through markets.

Interest expense and financing expense, net, increased to $2,076,000 in 1999 from $1,282,000 in 1998. This increase primarily reflects the interest and related expenses on the 10% Convertible Notes, as well as increased bank borrowings.

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998 (CON'T.)

The Company had income before taxes and debt conversion of $1,434,000 for the nine months ended September 30, 1999 as compared to a loss before taxes of $102,000 for the corresponding nine month period in 1998.

See note 2 to consolidated financial statement for details of debt conversion expense of $1,270,000 and extraordinary item of $714,000.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, operating activities provided cash of $10,427,000. The company used $17,530,000 in investing activities which consisted primarily of $17,277,000 incurred in acquiring and producing new properties for the home video rental and licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $8,823,000 from financing activities which included $25,413,000 borrowed under the GE Capital credit facility, $4,499,000 borrowed under the bank line of credit, $14,477,000 repayment of the Imperial credit facility, $5,595,000 to repurchase principal amount of the Company's outstanding subordinated indebtedness, financing costs of $1,496,000 for the GE Capital credit facility, and $500,000 proceeds from private placement of preferred stock.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $3,400,000 as of September 30, 1999, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financing described below), operating cash flows, its line of credit and other potential financing.

The Company's borrowing facility provides for borrowing of up to $40,000,000, $26,000,000 secured by the Company's library of films and other entertainment programming and $14,000,000 secured by accounts receivable. The proceeds from loans under the facility have been, and will be, used for repayment of the Imperial facility in full, repurchase $5,595,000 principal amount of the Company's outstanding subordinated indebtedness and for working capital purposes, including enabling the Borrowers to acquire distribuion rights with respect to entertainment programming. As of September 30,1999, the Company has borrowed $25,413,000 and had a remaining availability of $9,323,000.

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

Year 2000

The Company has undertaken a study of its technological systems to determine their year 2000 compliance and to the extent of noncompliance, the required remediation. The Company has generally completed this process of review. All software in use is vendor supplied and has been upgraded to a current version and is certified as year 2000 compliant. The Company believes it has identified all non-compliant hardware and has replaced the non-compliant equipment. The cost to complete such remediation was not material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has a borrowing facility on which it incurs interest equal to 1.25% per annum above the Index Rate which was 8.25% at September 30, 1999. A 1% change in the Index Rate applied to the outstanding borrowings at September 30, 1999 would result in an increase or decrease in interest expense of $254,000 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

PART II - OTHER INFORMATION

ITEMS 1 AND 3 ARE NOT APPLICABLE.

ITEM 2.  CHANGES IN SECURITIES

         (A) and (B) are not applicable

         In August 1999 the Company issued 200,000 shares of its common stock to a licensor of certain programming as partial payment for the license of certain distribution rights to programming. The 200,000 shares were issued and sold pursuant to the exemption contained in Section 4 (2) of the Securities Act of 1933, as amended. Other information required to be reported hereunder has previously been reported on the Company's Current Report on form 8-K for event of September 28, 1999 and the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information regarding the Company's Annual Meeting of Stockholders held on July 29, 1999 was previously reported in the Company's Quarterly Report on form 10-Q for the Quarterly Period ended June 30, 1999.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

Financial Data Schedule

         b)       Reports on Form 8-K

         c) The Company filed a Current Report on Form 8-K for an event on September 28, 1999. The report covers the Company's closing on a credit facility with General Electric Capital Corporation, the repurchase of a portion of the Company's subordinated indebtedness with the proceeds therefrom, and the conversion into shares of common stock of a portion of such indebtedness.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNAPIX ENTERTAINMENT, INC.


/s/ CHERYL FREEMAN                                     November 12, 1999
-----------------------------------------
Cheryl Freeman, Chief Financial Officer