Form 10-K
period 1999-12-31
UNAPIX ENTERTAINMENT INC
filed 2000-04-14
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                Form 10-K

[XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For Fiscal Year Ended December 31, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT
OF 1934

For the transition period               to                 .
                         --------------    ----------------
                        Commission File No. 1-11976

Unapix Entertainment, Inc.
(Exact name of registrant as specified in its charter)

       Delaware                               95-4404537
(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation of organization)

200 Madison Avenue, New York, NY             10016
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (212) 252-7600

Securities registered pursuant to Section 12(b) of the Act:

                           Name of each exchange
Title of each class         on which registered
Common Stock               American Stock Exchange

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

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $14,232,832 (based upon the closing sales price of these shares on the American Stock Exchange on March 6, 2000).

On March 6, 2000, there was a total of 10,281,219 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:

1. Proxy statement for 2000 Annual Meeting incorporated in Part III.

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

9. Certain exhibits to Annual Report on Form 10-KSB for the year ended December 31, 1997.

10. Certain exhibits to Annual Report on Form 10-KSB for the year ended 1998.

11. Certain exhibits to Current Report on Form 8-K for Event of June 21,
1995.

12. Certain exhibits to Current Report on Form 8-K for Event of July 16,
1998.

13. Certain exhibits to Current Report on Form 8-K for Event of September 28, 1999.

                                   Part I


Item 1.  Business

Unapix Entertainment, Inc. (the "Company") is primarily a world-wide distributor, licensor and producer of feature films and video and television programming; it exploits multiple distribution channels, including all forms of television (including free and pay television, syndication, broadcast, cable and satellite), the home video market, including videocassette, laser discs and digital video disks ("DVD"), and the consumer market, including direct response and electronic commerce ("E-Commerce"). The Company's current "library" of films and programs includes feature films, non-fiction series, children's programming, educational and special interest programming, musical concerts, comedy shows, adventure series and classic films and serials (together with music videos and audio recordings, "Properties").

Since 1993 the Company has sought to exploit the increasing worldwide demand for television programming and feature films resulting from the fractionalization of the television viewing audience. A shift has occurred from mass audiences dominated by a few, free broadcast networks to niche audiences served by diverse cable, satellite and free television services, home videocassette, DVD's and other products. This fragmentation has been augmented by technological developments including, most recently, the growth of the Internet. The Company primarily focuses on the licensing and distribution of Properties that are designed to appeal to a specific segmented audience. However, commencing in 1998 and continuing in 1999 the Company expanded its development, production and distribution of Properties that it believes have broader appeal, such as reality-based television programming and fictional feature films designed for a relatively wide audience, such as family films. During 1999 the Company continued its exploitation of new technologies by marketing most of its Properties over its own E-Commerce web sites as well as over 100 E-Commerce web sites operated by others and by expanding the number of its Properties that it distributes on DVD.

The Company's operations currently consist principally of the following: the distribution of feature films via videocassettes to domestic home video rental stores; the distribution of Properties from the Company's library to foreign broadcasters and home video publishers; the licensing of Properties to the North American television market; and the marketing of products (including music recordings) that are intended to be purchased by consumers, including via sales to mass merchants and through catalogues and the internet. In many instances the same Property is distributed by the Company through multiple channels. As an example, a feature film that is distributed by the Company to the home video rental market will, in almost all cases, be subsequently distributed by the Company to the consumer market, and may also be licensed for exhibition on television. Television programs that are licensed by the Company for domestic exhibition may also, in some instances, be licensed by the Company internationally.

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

In order to obtain licensing or distribution rights with respect to films or television programs, the Company generally enters into a licensing or distribution arrangement with the copyright holder or an assignee of rights from the copyright holder. The Company's rights may cover all media, or may be limited to specific media (e.g., broadcast television, cable or home video). The rights also may be limited to particular geographic areas. Most of the Company's domestic distribution rights to feature films that it has acquired or co-produced during the last year, have terms ranging from 15 years to perpetuity. The Company's distribution rights with respect to television programming are often of shorter duration. In acquiring rights, the Company usually pays a non-refundable advance and/or commits to expend a certain amount of funds on marketing. In some cases, the producer or distributor licensing the Property to the Company is entitled to receive the revenues from the Company's distribution activities, after the Company has been paid a specified distribution fee (which is a percentage of revenues) as well as recouped its advance and specific recoupable marketing and other distribution expenses. In other cases, the Company will agree to pay the licensor a royalty equal to a specific percentage of revenues; after the Company has recouped its advance, it will then pay the licensor its royalty and the Company will be entitled to retain all remaining revenues.

While the majority of the films and television programs that the Company acquired for distribution during 1999 were produced by others and had been completed at the time the Company acquired rights therein, the Company has increasingly been acquiring distribution rights in films and television programs by funding a portion of their production, or in certain instances, by funding all of their production. In exchange for such funding, the Company may acquire, in addition to its distribution rights, an ownership interest in the Property entitling it to a percentage of profits from any distribution thereof (whether or not effectuated by the Company). Funding productions often enables the Company to acquire distribution rights of longer duration than it might otherwise have been able to obtain. In consideration for its involvement in a production, the Company may also receive an Executive Producer's fee. Because production arrangements necessarily entail unfinished programs, the Company is not able to view the program prior to acquiring its rights, and therefore, there is the risk that the finished product may be different from that which was initially envisioned. The Company assigns executives to monitor the production, in an effort to reduce such risk.

Production costs include the costs of acquiring or developing a screenplay, film studio rental, cinematography, post-production and the compensation of creative and other production personnel. Major studios (such as Universal Pictures, Warner Brothers, Twentieth Century Fox, Sony Pictures Entertainment, Paramount Pictures, and The Walt Disney Company) generally fund production costs from cash flow from their motion picture and related activities or, in some cases, from unrelated businesses. Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel, and engaging the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Independent production companies often arrange for financing on a project-by-project basis.

After acquiring rights in a feature film or television program prior to production, the Company typically, at a minimum, has approval rights over key product elements and maintains a production supervisory staff to carefully monitor production and maintain quality control. In connection with acquiring rights in television programming prior to production, the Company has often acted as an independent production company, engaging the personnel and other elements required for production, and frequently developing concepts for programs as well.

Commencing in 1996 the Company had developed and produced documentary and educational non-fiction programming. An example of this type of programming is the two part, two hour documentary, "Nelson Mandela," that was broadcast on the Public Broadcasting Systems "Frontline" series in May 1999 and was co-produced by the Company with Story Street Productions and Films 2 People.

During the second quarter of 1998 and continuing in 1999, the Company shifted its television production focus to reality based and creative television programming that is principally designed to have mass audience appeal. An example of this type of programming is the Company's three part television special, "Totally Out of Control," which was produced by the Company during 1999 and was broadcast on the ABC Television Network during December 1999 and January 2000.

To date, the Company has sought to limit its risk with respect to the production of both television series and film. In connection with the production of television series or programs, the Company generally limits its initial funding to the creation of print materials or the production of a short demo film. Additional financing of production by the Company is then conditioned upon attaining a significant level of pre-sales of the series or program based upon the demo film or print materials. Pre-sales consist of license fees paid or committed to be paid to the producer by third parties in return for the right to exhibit the program or to distribute it in home video, television or ancillary markets in certain negotiated territories. While pre-selling a series reduces the Company's risk, it does not entirely eliminate the risks to the Company, which include the following: failure to complete the production and deliver the programs in which case the Company will either not be entitled to be paid by the licensee to whom it pre-sold the programs or may have to reimburse amounts already paid; a delay in completing production as to some or all of the episodes comprising a series, which would result in the Company's not being paid according to schedule by the licensee to whom it pre-sold the series and could result in cancellation of the sale; and actual production costs significantly exceeding the original production budget, thereby materially increasing the Company's cash flow requirements and decreasing the ultimate profitability of the series. When a television program has a well-defined television or home video audience and entails relatively limited production costs, the Company has funded its entire production without pre-selling the series. During 1999 the Company completed production of approximately 12 hours of television programming, consisting of the following: Three one-hour programs of the series "Record Setters" featuring unforgettable record setters; Three one-hour programs of the series "Magic's Greatest Illusions" which explores the origins of the world's greatest illusions; a two-hour program entitled "The Long Walk of Nelson Mandela" which was broadcast on PBS in June 1999; a one-hour program, "Shocking Behavior: Caught on Tape," which was broadcast domestically on the Fox television network during February 2000; and three one-hour programs of "Totally Out of Control, which were broadcast on the ABC television network in December 1999 and January 2000."

In connection with the financing of the production of a feature film, the Company generally commits to provide an amount of funding that, when added to other financial commitments the producer already has received, equals the production budget. In most cases, the Company makes only limited commitments to advance funds prior to completion of principal photography, when the bulk of production costs has already been incurred. In addition, in most instances when the Company provides production financing of a feature film the producer obtains a completion bond that guarantees delivery of a finished film. In the future, the Company anticipates that it will, in some instances, act as the lead producer on feature films by developing projects and hiring creative and other production personnel. One such project that the Company is developing with a release currently scheduled for the year 2001 is "The Texas Chainsaw Massacre - V." Another production is "Jack Frost II" which will be the sequel to the film "Jack Frost," that the Company successfully released to the domestic home video rental market in 1997. In such cases, the Company anticipates that it will not proceed to principal photography unless it has obtained a significant level of pre-sales. In 1999 the Company co-financed the production of five films, and it plans to co-finance the production of ten films during 2000.

There is no assurance that in the future the Company will not change its conditions for providing production financing for feature films or television programs.

The Company believes that by providing production financing it can acquire distribution rights to higher quality films and programs with better production values and more recognizable stars, as well as on more favorable terms, than can be obtained after a Property is completed.

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

VIDEOCASSETTE DISTRIBUTION OF FEATURE FILMS TO HOME VIDEO RENTAL STORES IN THE UNITED STATES

The Company, through A-Pix Entertainment ("A-Pix"), is engaged in the promotion and distribution of feature films for the home video rental market in the United States, primarily consisting of video rental chains, individual video rental stores, and supermarkets.

The Company commenced distributing videocassettes to the home video rental market in 1994, releasing a total of 22 films during that year. During 1995, 1996, 1997 and 1998 the Company released a total of 23, 24, 25 and 27 films, respectively. The Company released 32 films in 1999 and expects to release approximately 24 films in 2000. Most of the films distributed by the Company in this market to date have been films that were released directly to the video rental market without any prior exhibition in theaters or without a premiere on cable or broadcast television.

The market for home videos has become increasingly competitive and video rental outlets are becoming more selective in their choice of product. In addition, overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat or has actually declined for the past several years. Furthermore technological developments could make competing delivery systems economically viable and could affect the home video marketplace. This has resulted in a significant decrease in the number of A-Pix's competitors. Furthermore, in the past owners of films typically did not share in video rental income; however, it is becoming increasingly common for video distributors to enter into revenue sharing arrangements with rental and retail stores. Under such arrangements, videocassettes are sold at a reduced price to video rental stores and a percentage of the video rental revenue is then shared with owners (or licensors) of the films. The Company has been reacting to this evolving market by seeking to acquire increasingly higher quality films with more recognizable stars and better production values.

As a result of the Company's focus on higher quality films, the Company may reduce the number of films it releases into the rental marketplace in years after the year 2000. By focusing on producing or acquiring higher quality films, the Company anticipates that the proportion of the films that it releases to the home video rental market which have previously been released to the theatrical market or premiered on cable television will increase. The Company believes that a theatrical or cable premiere prior to the video release increases the demand for the feature film, and, concomitantly, should increase the revenues generated from the video rental release (because both more copies of the videocassettes should be purchased by the video rental stores and, to the extent the Company is entering into revenue sharing arrangements, there should be more rentals per copy of each videocassette in the rental stores). During 1999, three of the films released by the Company to the home video rental market were first theatrically released by the Company and six of the films were first theatrically released by independent third parties. Two of the films released to the rental market by the Company first premiered on a cable channel (pursuant to licenses granted by independent parties). The Company has licensed for cable premieres three of the films that it plans to release to the home video rental market in 2000 or 2001: such films include "Stranger than Fiction" which has premiered on HBO and "My Brother the Pig" which will premiere on Nickelodeon.

Almost all feature films released by A-Pix are subsequently distributed by the Company to the consumer market. Many films that were previously released by A-Pix have been, and all of its current films are, reformatted on DVD for distribution for purchase by consumers.

Notable films that have recently been released by A-Pix or are scheduled to be released by it (both on DVD and videocassette) within the next 12 months include the following:

"A Merry War" (starring Richard E. Grant and Helena Bonham Carter);

"Junior's Groove" (starring Lynn Whitfield);

"Oxygen" (starring Maura Tierny and Adrien Brody);

"The Fear - Halloween Night" (which is a sequel to "The Fear" the Company's successful 1995 video release)

INTERNATIONAL OPERATIONS

The Company, through its division Unapix International, exploits rights to Properties in the international marketplace; marketing Properties to broadcasters and others in more than 100 countries.

The Company's international library contains documentaries and television series. Its library also contains films in the drama, adventure, comedy, horror, musical, war and western genres as well as music videos from Miramar. Many of the Company's acquisitions for international distribution have been exhibited domestically on PBS, The Disney Channel, The Discovery Channel, The A&E Network, as well as on The Learning Channel.

Many of the Company's acquisitions for international distribution have been exhibited domestically on PBS, The Disney Channel, The Discovery Channel, The A&E Network, Showtime and Animal Planet as well as on The Learning Channel.

In addition to the Company's television productions such as "Totally Out of Control," "Record Setters," and "Magic's Greatest Illusions," that the Company also distributes to the domestic television market, notable Properties that the Company distributes in the international marketplace include the following:

"The Planet's Funniest Animals"(a series consisting of 26 half-hour programs which focus on the world's funniest animals. The episodes include features such as "The Dog Etiquette Guide," "Amazing and Pointless Animal Tricks," and "Pig Soap Opera." The series aired on Discovery's Animal Planet in the United States); and

"Super Structures" (a series consisting of 10 one-hour programs which focus on the most amazing things ever built. Programs focus on the EuroTunnel, Seawolf, Skyscrapers, the Panama Canal, the Grasburg Mine, Norad, the London Underground, Kansai International Airport and the International Space Station); and

"Jackie: Behind the Myth," (a two-hour special that premiered domestically on PBS). The program provides an intimate account of Jacqueline Kennedy Onassis by those who knew her.

NORTH AMERICAN TELEVISION LICENSING

The Company licenses the Company's feature films and television programs to domestic and Canadian television networks, independent television stations, satellite networks and cable system operators. The Company also acts as a sales agent for other distributors or producers with respect to the licensing of their programs in these markets, for which the Company receives a sales commission. The Company's licensing activities to the domestic television market are conducted by the Company's division, Unapix Program Enterprises ("UPE"), and the Company's majority-owned subsidiary Unapix Syndication, Inc. ("Unapix Syndication").

UPE licenses Properties primarily for exhibition on pay-per view, pay television and basic cable channels. Customers have included the following:
HBO; Showtime; The Sundance Channel; Encore; Disney Channel; Lifetime; USA Network; TNT; Comedy Central; Nickelodeon; The Discovery Channel; The History Channel; American Movie Classics; F/X; The Family Channel; The Learning Channel ("TLC"); Animal Planet; The Sci-Fi Channel; and CNBC. In addition to the feature films distributed to the domestic home video rental market, notable Properties that UPE has licensed in the North American television market include the following: "Ushuaia: Adventures of Nicolas Hulot" (a series consisting of 26 one-hour episodes of a television series that had been broadcast in France for many years. The series began broadcast on CNBC in January 1998); and "Superstructures."

The Company commenced its syndication operations in the fourth quarter of 1998 in order to distribute, to individual domestic television broadcasters, the Company's Properties as well as first-run series and specials produced directly for syndication and off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week). Unapix Syndication licenses Properties for domestic national or regional broadcast on a television station by television station basis (including television station groups). During April 1999 Unapix Syndication's first series was broadcast on television stations covering 85% of the United States viewing audience, including being broadcast on WABC in New York and KABC in Los Angeles. The series was known as "Flix One" and consisted of fifteen feature films, previously released by A-Pix to the video rental market, that were broadcast on a once-per-month basis. Unapix Syndication, during 1999, also syndicated: a one-hour special known as "Beisbol - The Latin Dream" featuring legendary Latino baseball players (The special was broadcast to 80% of the United States television viewing audience); and "The Country Music Showdown," a one hour special broadcast to 85% of the United States television viewing audience.

In addition to the operations of UPE and Unapix Syndication, in the second quarter of 1998, the Company began to focus on developing and producing specials for broadcast on domestic television networks. The Company develops the ideas for the specials then attempts to obtain production financing from the networks. During February 1999 the Company's first such production, "Shocking Behavior: Caught on Tape," a one-hour special, was broadcast domestically on the Fox network. During December 1999 and January 2000 "Totally Out of Control" (a series consisting of three one-hour programs on people, nature and vehicles running amok), was broadcast on the ABC television network.

CONSUMER PRODUCTS

The Company conducts "sell-through" operations, marketing products that are intended to be purchased by consumers, under the names Unapix Home Entertainment and Unapix Online, Inc. Products marketed by the Company for consumer purchase primarily consist of feature films, television series and special interest programs on videocassettes and DVD's. Typical suggested retail prices for videocassettes to be marketed as sell-through range from $9.95 to $19.95 per program; suggested retail prices on DVD's range from $14.98 to $29.98 per program. At such prices it is believed that the product becomes attractive for consumer purchase.

The Company distributes for consumer purchase films and programs licensed and distributed by the Company in other markets as well as Properties acquired or produced by the Company solely for sell-through distribution. An example of a Property acquired solely for the sell-through market is Lifetime's "Intimate Portrait" series (each episode of which presents biographies of women from the diverse worlds of art, entertainment, politics, business and sports). Another example is the "Ultimate DVD Collection," (released in December
1999), which consists of Silver, Gold and Platinum discs that feature work from well known producers, artists and engineers and demonstrates the latest in DVD technology, capabilities and features. The "Ultimate DVD Collection" is distributed domestically and in select international markets. The "Ultimate DVD Collection" was inspired by the success of the Company's "Ultimate DVD Demo" which was released by the Company in 1997 and of which the Company distributed in excess of 800,000 units. The Company currently markets to consumers approximately two titles per month that were previously released to the home video rental market by A-Pix; marketing for sell-through typically commences approximately six months after the initial rental market release.

The Company currently operates two direct mail catalogues, consisting of:

"Inner Dimensions," which offers programs and products purchased wholesale primarily from other vendors (but which includes some of the Company's own proprietary products), all of which are focused on healthy living; and

"The Jazz Store," which features collections of jazz recordings, videos, T-shirts, books and collectibles and which is operated through the Company's 90% owned subsidiary The Jazz Store, Inc. ("The Jazz Store"). Most of the products distributed through The Jazz Store catalogue are acquired wholesale from third party vendors, but certain of the products are The Jazz Store's own proprietary items.

The Company operates a number of E-Commerce web-sites. The E-Commerce sites consist of the following:

The Jazz Store (www.thejazzstore.com), which offers substantially the same merchandise as The Jazz Store catalogue;

Horrormovies.com (www.horrormovies.com), which offers genre videos and related merchandise to horror fans. The site also offers a chat room and articles pertaining to the genre;

Inner Dimensions (www.innerdimensions.com), which features the same products as the catalogue by the same name.

The Company operates a number of other web-sites that serve, via links on such sites, as conduits for its E-Commerce web-sites. As an example, the Company has its own corporate site (www.unapixent.com) that offers information about the Company, as well as links to all of the Company's other sites. It is the intent of the Company to significantly develop its e-commerce and other web sites during the next year, including to: sell banner advertisements on its sites to third parties; attract viewers and customers to its sites by banner advertisements on third party sites; include more chat rooms on its sites; and increase the content on its web sites, such as articles, etc. Through developing chat rooms and enhanced content the Company believes that it will create a "community" for its web-sites which should increase the number of visitors to its sites and the duration of their visits; and consequently increase the revenues generated by such visitors' purchases and the sale of banner advertisements. The Company plans to develop its web sites so that they are appropriate for both consumer purchases and business-to-business commerce. During 2000 the Company also plans to establish separate web sites to promote the feature films that it theatrically releases, as well as certain other films that it initially releases to other markets. Such web sites will also sell ancillary merchandise related to the films (where the Company has the right to distribute such merchandise) and serve as a link to the Company's other web sites.

In addition to its own web sites, the Company markets its products via the internet through over 100 e-commerce web sites operated by others. During 1999 Amazon.com established a dedicated video section ("virtual store") for the Intimate Portrait home video series being distributed by the Company.

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

In connection with its distribution of films and television programming to the international marketplace and its licensing of such Properties to the North American television market, the Company licenses Properties for exhibition primarily via pay, basic cable, pay-per-view and broadcast television, and, in the case of international distribution, also via home video publishers. The Company enters into license agreements with ultimate exhibitors, i.e., television networks, television stations and cable and satellite systems operators, as well as sub-distributors. The Company does not, with some minor exceptions, directly distribute videocassettes internationally, rather, it licenses videocassette distribution rights to sub-distributors.

The Company's license agreement with a customer typically grants the customer an exclusive license to either exhibit or distribute a specific film or television program for a specified term, territory and medium, and in the case of a license to a pay television channel or a broadcast or cable television operator, the right to exhibit the Property for a specified number of times. Upon the execution of the license agreement, the Company typically delivers a copy of the master of the film or television program in a format appropriate to the customer's needs. In consideration for the granting of the license to a specific film or television program, the Company receives a licensing fee, which, in the case of a license granted to a distributor or a pay-per-view television exhibitor, is a percentage of revenues from the licensee's distribution or exhibition of the Property and may include an advance of the fee which is then recoupable from what otherwise would have been payable to the Company. In the case of a license granted directly by the Company to a broadcast network or station or pay or basic cable television operator, the Company usually receives a set license fee that is not dependent upon the amount of revenue achieved by the channel, network or operator from the exhibition of the licensed Property. In certain cases, Unapix Syndication will enter into barter arrangements where the license fee it receives from a television station consists of advertising time, or a combination of a set cash license fee and advertising time. The Company then sells the advertising time to advertisers, with the ultimate fee being paid for such sale based upon the rating the Company's Property receives upon broadcast.

The Company distributes videocassettes of feature films to the domestic home video rental market primarily by selling them to seven wholesale distributors, who then sell the videocassettes to rental outlets, such as video rental chains, individual video rental stores, and supermarkets. The Company also sells videocassettes directly to Blockbuster Entertainment and Hollywood Entertainment. During 1999 the Company began entering into revenue sharing arrangements with certain video rental store chains. Under such arrangements, videocassettes are sold at a reduced price to the rental store chain, and a percentage of the video rental revenue is then shared by the owner of the rental store with the Company. The Company anticipates that such revenue sharing arrangements will increase in the future.

The Company currently selects an average of approximately two feature films for release each month to the United States home video rental market. However the Company currently plans to reduce the number of films it releases in 2001, so that it can concentrate on bigger budget films with more recognizable actors, better production values and a larger advertising campaign. Approximately sixteen weeks prior to a video's retail release, the Company embarks on a marketing campaign that includes advertising in distributor mailers and trade publications and direct mailing of marketing literature and screening copies of the video. The Company sells videocassettes to the United States home video rental market primarily on a "pre-order" basis. Distributors who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances.

The Company believes that the packaging and art work for the video boxes, posters, advertisements and other selling materials relating to the films it distributes to the United States home video rental market are key factors in determining the amount of sales. The Company believes that it was one of the first distributors to utilize several new techniques of video box designs including the use of 3-D graphics and "moving" images, along with multiple box designs for the same films. The Company designs the promotional campaign for each such Property it releases. While some of the art works for packaging, advertisements, trade show displays and posters are created entirely in-house, the Company usually commissions outside parties to assist in the artwork for these materials. The Company then arranges for the printing, production and distribution of all promotional materials.

Most of the feature films the Company distributes to the domestic home video rental marketplace are released directly to that market. From 1995 to 1998, the Company had not engaged in theatrical distribution, albeit, during such period, it had distributed films that were released by others theatrically. As the Company has been acquiring rights in feature films earlier in their production stages, the Company has been seeking to acquire all rights in the United States, including theatrical distribution rights. Because the production quality of these films as well as the caliber of their stars has been improving, the Company intends to increasingly exploit the theatrical rights it acquires by engaging in theatrical distribution itself. During the first quarter of 2000 the Company retained four employees to specialize in the theatrical release of films.

Theatrical distribution of a film involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending among other things, on the number of screens on which the motion picture is to be exhibited and the competition among distributors for theaters during certain seasons. The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts varies widely, depending upon the success of the motion picture at the box office and other factors.

The Company has to date theatrically released films only on a platform basis. In a platform release a film is exhibited in theatres in one or two cities where the film is promoted; if the release is successful in those cities, then it is released in other cities. Usually, the film is exhibited in only one or two theatres in the initial cities. Platform releases entail substantially less promotional and print and advertising costs than national releases. Major studios can spend in excess of $50 million to promote motion pictures for a national release and have combined print and advertising costs in excess of $19 million. The Company theatrically released three films during 1999 and anticipates theatrically releasing on a platform basis up to six films during 2000.

Films that are first released theatrically are generally released to the home video rental market four to six months after the theatrical release. Films that are first exhibited on cable television are generally released to the home video rental market two to three months after the television premiere.

The Company believes that a theatrical release or pay cable premiere of a film should complement its home video release and its subsequent sale in television syndication by generating greater interest and awareness of the film before it is marketed in those areas. In order to enhance theatrical releases of films, and certain other feature films that are not initially released theatrically, the Company plans to establish separate web sites for such films.

The Company markets films and television programs that are intended to be purchased by consumers by the following means: (i) selling to distributors and "rack-jobbers" who then sell the products to large retail outlets (such as "Best Buy," "Musicland" and "Tower Records"), convenience stores (such as "Seven Eleven") or mass merchants (such as "Sam's Club"), or otherwise market the products via shelf space they occupy at these locations, for resale to the ultimate consumer, (ii) direct response advertisements appearing on the Company's videocassettes and at the end of broadcasts of some of the Company's programs, and (iii) sales to specialty retail outlets (such as governmental agencies, gift stores, libraries, museums, Radio Shack, The Nature Company, and The Sharper Image). In addition, the Company markets Properties directly to consumers through their inclusion in catalogues operated by the Company and others, and through web-sites operated by the Company and others. All of the Company's E-Commerce web-sites are promoted via direct advertising, web addresses on telecasts of Company programs, in Company mail-order catalogues, customer response cards included with Company product, the use of trailers on the Company's videos, via links to other Web sites operated by the Company, and links to certain search engines. The Company's E-Commerce sites themselves cross-promote the Company's other products; as an example, horrormovies.com may contain promotion for an upcoming horror video release by A-Pix.

MUSIC VIDEOS AND AUDIO TAPES AND COMPACT DISCS - MIRAMAR RECORDINGS

The Company, through its division Miramar Recordings ("Miramar"), which was acquired by the Company in 1997, primarily produces and distributes audio recordings for the New Adult Contemporary market, i.e., products that are designed to appeal to individuals over the age of 35. During 1999 the Company released Roger Smith's "Both Sides." "Off the Hook," the first single from "Both Sides," spent four weeks as the number one record on Radio and Records NAC/Smooth Jazz Charts. Roger Smith was named Break Out Artist of the Year by Radio and Records Magazine and was nominated for Smooth Jazz Artist of the Year by Gavin Magazine. In addition, during 1999, the Company released new recordings by artists who enjoy significant name recognition among audiences over the age of 35 based upon their past recordings; such artists include Alan Parsons; and Danny O'Keefe (best known for his 1972 top-ten hit "Good Time Charlie's Got the Blues"). Other artists who have recorded on the Miramar label include the following: Tangerine Dream; Pete Bardens; Jan Hammer; Thomas Dolby; and Abraxas Pool.

In addition to its audio recordings, Miramar has in the past produced and distributed long form music videos. Such videos match visual images with music rather than attempting to tell a story. Early Miramar productions included "Natural States," "Desert Vision" and "Canyon Dreams." During the early 1990's Miramar began producing videos that utilize a computer animated medium rather than traditional cinematography, such as "The Mind's Eye," "Beyond the Mind's Eye: and "The Gate to the Mind's Eye." In 1999, Miramar's music video "Televoid," which was released in 1998, was nominated for a Grammy Award for Best Long Form Video. Miramar markets the soundtrack to a number of its videos separately as audio products. Miramar also has a children's line of videos, examples of which are "Gift of the Whales," "Imaginaria" and "Elroy's Toys". During 1999 Miramar did not acquire or produce any new videos for distribution, and it has no immediate plans to do so in the future.

Recordings are primarily obtained from artists and their agents who approach Miramar seeking a distribution label. In most cases, the music has been recorded on a relatively high quality master when it is presented to Miramar. Miramar may then re-sequence and remix the master. To an increasing extent, Miramar is arranging for a record to be produced by an artist in a recording studio.

Currently, approximately one-half of Miramar's recordings are acquired by Miramar's purchasing the master. Such master purchase arrangements usually enable Miramar to have distribution rights in all media and territories in perpetuity to the recordings thereon. The artist is usually prohibited from re-recording the music on the master for a period of three to seven years. The other half of the recordings Miramar distributes are currently obtained by Miramar's being granted a license for the exclusive right to distribute the recordings on audio tapes and compact discs, and where applicable, use the recordings in conjunction with videos. The license will usually be limited to a certain time period and territory. In acquiring distribution rights to recordings under either master purchase arrangements or license agreements, Miramar usually pays a small royalty advance as well as royalties based upon net sales. In some instances Miramar may sign an exclusive recording agreement with a particular musician or musical group, whereby Miramar agrees to acquire the recording that has already been presented to Miramar by the musician or musical group and has the option to acquire the next subsequent recordings at an agreed upon fee structure.

Miramar distributes its products to both the "traditional retail marketplace," such as retail record and video stores and chain bookstores, as well as specialty retail outlets (alternative markets), such as governmental agencies, gift stores, libraries, museums, Radio Shack and The Sharper Image. In January, 1998 Miramar entered into a distribution agreement with Distribution North America ("DNA"), a division of Valley Media, Inc., for distributing its music videocassettes and audio compact discs and tapes in the "traditional retail marketplace" in United States, which is the principal territory in which Miramar's products are sold. The distribution agreement with DNA expires in December 2000. Miramar maintains an in-house sales department that promotes and markets its products particularly targeting the alternative market; it also utilizes radio air play, television exposure, retail promotion, and publicity and advertising to create demand within both the traditional and alternative markets. Miramar from time to time has licensed its videos for exhibition on PBS and the Disney Channel. It also markets its products through direct response television advertisements and direct mail, including through catalogues operated by the Company and others, and the Company's Web sites.

FOREIGN SALES

Revenues derived by the Company from foreign markets were $6,521,000 and $6,313,000, in the years ended December 31, 1999 and 1998, respectively. The Company is subject to various risks inherent in foreign trade which could have a significant impact on the Company's ability to market its Properties competitively. These risks include economic or political instability and artificial ceilings placed on the demand for the Company's Properties in foreign markets by foreign government's implementation of local content and quota requirements prohibiting or limiting the quantity of foreign-made feature films and television programs which may be exhibited or broadcast in one or more foreign countries.

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

EMPLOYEES

Currently the Company and its subsidiaries, have 103 employees, two of which are part-time.

COMPETITION

Success in the distribution of films, television programming and audio compact discs and tapes is largely dependent upon a company's ability to acquire distribution rights to products at attractive prices and upon the subsequent performance of these products in the marketplace. The Company faces significant competition both in obtaining distribution rights and in selling products.

Competition for distribution rights to films, television programs and recordings is based primarily on the amount of royalty advances that companies are willing to offer to producers and recording artists and the producers' and artists' perception of the Company's marketing capabilities and its commitment to marketing the property. The Company's principal competitors for acquisitions of films and television programs are companies such as New Line Cinema, Artisan Home Entertainment, Trimark Entertainment, Columbia Tristar Home Video, Pearson Television, Winstar Home Entertainment and Tapestry International. The Company's principal competitors for recordings are Windham Hill, Private Music, CMC, Rhino and Higher Octave. Many of the Company's competitors have significantly greater financial resources and longer operating histories than the Company. In general, the Company acquires films, television programming, videos and recordings that are designed to appeal to a specific niche audience, and which can be promoted with a limited advertising budget. Many of the films and television programs the Company acquires may appeal to such a targeted audience that competitors who are financially stronger than the Company may not actively pursue them, and the competitors that do seek to acquire distribution rights in them may be financially weaker than the Company, do not have as good a marketing reputation, or are unable to exploit the films or programs in as many markets as the Company (i.e. domestic television, domestic home video rental, consumer or international markets). The Company also believes that it is able to compete against larger companies because it can react to trends in the entertainment industry and public tastes more quickly than such competitors since it lacks the more elaborate bureaucracies that often characterize larger organizations. Most of the recordings that Miramar seeks to acquire are not pursued by major record labels because of their niche appeal. The Company believes that Miramar can compete against other smaller record labels for acquisitions of recordings because of Miramar's reputation in the industry.

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

SERVICEMARKS AND TRADEMARKS

The Company has registered the following trademarks or service marks with the United States Patent and Trademark Office: "UNAPIX;" "MIRAMAR PRODUCTIONS;" A-PIX ENTERTAINMENT;" "INNER DIMENSION;" "UNAPIX FILMS;" "The HORROR SHOP" and "The Jazz Store." The Company has applied for federal registration of the following trademarks or service marks: "UNAPIX CONSUMER PRODUCTS;" "DOCERE;" and "ULTIMATE DVD DEMO" and related logo treatments and designs.

FACTORS WHICH MAY AFFECT RESULTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "expect," "estimate," "anticipate," "may," "believe," or "continue" or the negative thereof and similar expressions and variations thereof. The reader is cautioned that all forward-looking statements are necessarily speculative and that there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Certain of those risks and uncertainties are set forth below. However, the risks highlighted below and elsewhere in this Annual Report should not be assumed to be the only things that could affect the Company's future performance. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by the Company's management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

Dependence upon Key Personnel - The Company is highly dependent on the services of Herbert M. Pearlman, its Chairman of the Board and Chief Executive Officer, Scott Hanock, Co-President of the Company and Managing Director of International Sales and Marketing, Robert Baruc, Co-President of the Company and Chief Executive Officer of A-Pix, David S. Lawi, Chairman of the Company's Executive Committee, David A. Dreilinger, Co-President of the Company and Chief Operating Officer, and Cheryl Freeman, Chief Financial Officer of the Company. The loss of the services of one or more of Messrs. Pearlman, Hanock, Baruc, Lawi or Dreilinger or Ms. Freeman could have a material adverse effect upon the Company's business. Presently, the Company has key man life insurance on the life of Mr. Baruc in the amount of $750,000.

Income Forecast; Basis of Principal Assets; Possible Fluctuation in Operating Results - Included in the Company's assets at December 31, 1999 are unamortized film costs of $47,074,000 which include costs incurred for the production, acquisition and distribution of its Properties and other rights acquired from third parties. Amortization of these costs is based on the "individual film forecast method" of accounting. This method, which is prescribed by generally accepted accounting principles and is standard practice in the entertainment industry, requires management to project future revenues to be generated by the Company's Properties and to amortize the costs of the Properties based on the percentage that revenue recognized bears to total projected revenues. There can be no assurance that management's projection of future revenues will be realized. Moreover, if the Company subsequently determines that future revenues will be less than originally projected, an adjustment would have to be made in the carrying value of deferred costs which could materially affect operating results reported in the period such adjustment is made. Accordingly, there may be significant fluctuation in quarterly financial results reported by the Company as a result of such adjustments.

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

The Company also leases approximately 14,000 square feet of space located at 15910 Ventura Boulevard, Encino, California, pursuant to a sublease with a term commencing on April 1, 1999 and expiring on December 31, 2003. This space is used for the offices of Unapix International and certain administrative personnel. The lease provides for a base annual rent of $250,000.

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

Miramar's offices, consisting of approximately 3,880 square feet of office space, are located at the Fourth and Vine Building, 2601 Fourth Avenue, Seattle, Washington 98121. Miramar occupies these offices pursuant to a lease expiring in August 2002, which provides for a base annual rent of $75,660.

Unapix Productions West's offices occupy 2,000 square feet of space at 10950 West Washington Boulevard, Culver City, California 90232. The offices are occupied pursuant to a five year lease that commenced in June 1998. The lease provides for a base annual rent of approximately $50,000 per year.

The Jazz Store's offices, consisting of a total of 3,163 square feet of space, are located at 427 Bloomfield Avenue, Montclair, New Jersey, 07042. The Jazz Store's offices are occupied pursuant to a five year lease, that commenced in October 1998. The Jazz Store's offices are occupied pursuant to a three year lease that commenced in June 1998. The leases provide for base annual rent aggregating approximately $77,000 per year.

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

None

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

                 <c:
                                                                  American
                                                               Stock Exchange
1998                                                           Low      High

First Quarter    Common Stock                                 4 1/8   5  1/16
                 Class B Warrants                               7/16    15/16

Second Quarter   Common Stock                                 4 1/16  6  1/16
                 Class B Warrants*                               3/8     7/8

Third Quarter    Common Stock                                 2        5 1/4

Fourth Quarter   Common Stock                                 1  3/4   2 3/4

1999                                                           Low      High

First Quarter    Common Stock                                1  5/8   2  5/16

Second Quarter   Common Stock                                1  5/8   3  1/2

Third Quarter    Common Stock                                2  3/8   3  5/16

Fourth Quarter   Common Stock                                1  1/2   2  7/8

----------------------------
  * Trading of the Class B Warrants was discontinued by the AMEX as of the close of business on June 22, 1998.

(b) Holders

As of March 3, 2000, there were, to the best of the Company's knowledge, approximately 318 holders of record (not beneficial holders) of the Company's Common Stock.

(c) Dividends

The Company has not paid any cash dividends on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future, and the Company's working capital credit facility limits the amount of dividends it can pay.

(d) Recent Sales of Unregistered Securities

Set forth below is a description of all sales of unregistered securities during the fourth quarter of 1999 (sales of unregistered securities during the first three quarters of 1999 were previously reported on the Company's Quarterly Reports on Form 10-Q).

In October 1999 the Company issued warrants to purchase 150,000 shares of the Company's common stock to Reedland Capital Partners as a portion of the finder's fee payable with respect to the $40,000,000 credit facility the Company entered into with General Electric Capital Corporation. The warrants have an exercise price of $2.77 per share and expire in October 2000. The warrants were issued pursuant to an exemption contained in Section 4(2) of the Securities Act. In October 1999 the Company also issued 185,646 common stock purchase warrants to four individuals or entities. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.00 per share and expires on June 30, 2003. The warrants were issuable upon conversion of the Company's 10% Convertible Notes due June 30, 2003 and were issued pursuant to the exemption contained in Section 3(a) of the Securities Act of 1933, as amended.

In December 1999 the Company granted a total of 90,000 common stock purchase options to employees, all of which have an exercise price of $2.0625 per share. All such options expire in December 2009. The options become exercisable based solely upon the grantee's continuing to provide services to the Company. The options were issued pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Act").

In November 1999 the Company issued 22,058 shares of its Common Stock to Steve and Marcia Brecker, who are officers, directors and shareholders of the Company's subsidiary, The Jazz Store, Inc. (the "Jazz Store"). Such shares were a portion of an aggregate of 75,000 shares of Common Stock that the Company was obligated to issue to Steve and Marcia Brecker in exchange for a total of 598 shares of the Jazz Store, constituting 28.2% of the Jazz Store's outstanding shares, that they sold to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                       Year Ended December 31,
                                       ------------------------
                               1999      1998      1997      1996      1995
                               ----      ----      ----      ----      ----
Revenues                     $41,862    $36,481   $32,152   $22,413   $18,289
Income from operations         2,406      1,524     3,270     1,112     1,061
Income (loss) before
  extraordinary item            (952)(A)    110     1,347       589       935
                              ======     ======    ======    ======    ======

Per share
  Income (loss before extraordinary item

       Basic                 $  (.16)   $  (.01)  $   .21   $   .09   $   .22
       Diluted                  (.16)      (.01)      .19       .08       .19
                              ======     ======    ======    ======    ======

(A) Includes debt conversion expense (non-cash) of $1,418

                                               December 31,
                                             ----------------
                               1999      1998      1997      1996      1995
                               ----      ----      ----      ----      ----
Total assets                 $76,806    $65,478   $47,071   $31,248   $21,833
Line of credit outstanding    30,641      9,978     6,793       309         -
Variable rate
  subordinated notes             701      2,608     2,864     2,821     2,785
10% Convertible
  subordinated notes           4,586     13,343     8,001     5,598         -
Stockholders' equity          31,017     24,771    16,030    12,814    11,615
                              ======     ======    ======    ======    ======

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Revenues increased to $41,862,000 in 1999, an increase of $5,381,000 (15%) compared to $36,481,000 in 1998. The increase is primarily the result of an increase in licensing and distribution revenues of $6,868,000 (59%) to $18,647,000 in 1999 compared to $11,679,000 in 1998. Revenues for 1999 include $15,647,000 in licensing revenue and a license fee of $3,000,000 of certain rights relating to 37 titles for which the Company has distribution rights. Management expects that the improvement over the prior years will continue in 2000 as higher volume and margin genre films are released. This growth is expected to be the result of continued market penetration and the Company's emphasis on licensing and distributing higher quality films to the rental marketplace and non-fiction titles to the sell-through marketplace.

Operating costs were $39,456,000 in 1999, an increase of $4,499,000 (13%) compared to $34,957,000 in 1998. The increase was due primarily to an increase in licensing and distribution costs of $4,457,000 (59%) to $12,000,000 in 1999 from $7,543,000 in 1998. The increase was due to increased film expenses directly related to the increased licensing and distribution revenues.

Income from operations in 1999 increased $882,000 (58%) in 1999 to $2,406,000 from $1,524,000 in 1998 due to the increased revenues discussed above.

Interest expense increased by $147,000 (12%) in 1999 to $1,395,000 from $1,248,000 in 1998 due to increased borrowings under the revolving credit offset by reduced interest on variable rate notes and 10% convertible notes as a result of the extinguishment discussed in note 4 to the consolidated financial statements.

The Company had income before a debt conversion charge and taxes of $1,011,000 in 1999 compared to income of $276,000 in 1998. After a non-cash debt conversion charge of $1,418,000 related to the additional shares of common stock issued in the conversion, the loss before taxes in 1999 was $407,000 compared to income of $276,000 in 1998.

Income taxes of $545,000 were provided in 1999 primarily because of the non-deductibility of the $1,418,000 debt conversion expense for tax purposes.

The net loss of $1,666,000 for 1999 includes total net charges related to the debt conversion of $2,132,000, including a net extraordinary charge of $714,000.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Revenues increased to $36,481,000 in 1998, an increase of $4,329,000 (14%), compared to $32,152,000 in 1997. The increase is primarily the result of the increase in home video revenues of $5,321,000 (27%) to $24,802,000 in 1998 compared to $19,481,000 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

In 1999, operating activities provided cash of $9,098,000. The company used $24,657,000 in investing activities which consisted primarily of $24,389,000 incurred in acquiring and producing new properties for the home video rental and licensing and distribution markets. The additional cash requirements were primarily met by proceeds of $14,153,000 from financing activities which included $30,641,000 borrowed under the GE Capital credit facility, $4,499,000 borrowed under the bank line of credit, less, $14,477,000 repayment of the Imperial credit facility, $5,595,000 to repurchase principal amount of the Company's outstanding subordinated indebtedness, financing costs of $1,512,000 for the GE Capital credit facility, and $500,000 proceeds from private placement of preferred stock.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $3,352,000 as of December 31, 1999, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs the Company will utilize cash on-hand (including cash from the financing described below), operating cash flows, its revolving line of credit and other potential financing.

The Company's borrowing facility provides for borrowing of up to $40,000,000, $26,000,000 secured by the Company's library of films and other entertainment programming and $14,000,000 secured by accounts receivable. The proceeds from loans under the facility have been, and will be, used for repayment of the Imperial facility in full, repurchase $5,595,000 principal amount of the Company's outstanding subordinated indebtedness and for working capital purposes, including the acquisition of distribuion rights with respect to entertainment programming. As of December 31,1999, the Company has borrowed $30,641,000 and had a remaining availability of $2,070,000.

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

YEAR 2000

The Company completed the Year 2000 compliance program including testing efforts by December 31, 1999. The Company did not experience any disruptions to normal operations as a result of any Year 2000 rollover efforts to January 1, 2000. The Company will continue to monitor key dates throughout 2000 but has no expectation that related issues will arise in the current year.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has a borrowing facility on which it incurs interest equal to 1.25% per annum above the Index Rate which was 8.5% at December 31, 1999. A 1% change in the Index Rate applied to the outstanding borrowings at December 31, 1999 would result in an increase or decrease in interest expense of $306,400 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

ITEM 8. FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

SEE FINANCIAL STATEMENTS SET FORTH IN ITEM 14 OF THIS ANNUAL REPORT

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 10 is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors and "Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for 2000 to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated herein by reference to the material under this heading in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 is incorporated herein by reference to the information under this heading in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 is incorporated herein by reference to the information under this heading in the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1)  Financial Statements and Supplemental Schedule

                                           Page

Independent Auditor's Report...............  F-1
Consolidated Balance Sheets as of
   December 31, 1999 and 1998..............  F-2
Consolidated Statements of Operations
for the years ended December 31, 1999, 1998
   and 1997................................  F-3
Consolidated Statements of Changes in
Stockholders' Equity for the years
   ended December 31, 1999, 1998 and 1997..  F-5
Consolidated Statements of Cash Flows for
   the years ended December 31, 1999, 1998
   and 1997................................  F-11
Notes to Consolidated Financial Statements.  F-13
Independent Auditor's Report on Schedule ..  F-33
Schedule II  Valuation and Qualifying
   Accounts................................  F-34

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K for an event of September 28, 1999. The report covers the Company's closing on a credit facility with General Electric Capital Corporation, the repurchase of a portion of the Company's subordinated indebtedness with the proceeds therefrom, and the conversion into shares of common stock of a portion of such indebtedness.

(c) Exhibits

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

3.1.8
Certificate of Amendment of the Company's Certificate of Incorporation, dated October 7, 1997, increasing the number of authorized shares of common stock [incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended September 30, 1997]

3.1.9
Certificate of Designation, Powers, Preferences and Rights of the 6% Series B Convertible Preferred Stock [incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K for Event of July 16, 1998 (the "July 1998 Form 8-K")]

3.1.10
Certificate of Designations, Preferences and Rights of Series C 8% Cumulative Convertible Preferred Stock [incorporated herein by reference to Exhibit
3.1.10 to the Company's Annual Report on Form 10-KSB for 1998 (the "1998 Form 10-KSB")]

3.2
By-Laws of the Company [incorporated herein by reference to Exhibit 3.2 to the 1998 Form 10-KSB]

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

4.9
Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $4.50 per share and expiring on December 31, 2001 [incorporated herein by reference to Exhibit 4.15 of the 1996 Form 10-KSB]

4.10
Form of 10% Convertible Subordinated Note due June 30, 2003 having an original conversion price of $4.75 per share [incorporated herein by reference to Exhibit 4.13 of the Company's Annual Report on Form 10-KSB for 1997 (the "1997 Form 10-KSB")]

4.11
Form of 10% Convertible Subordinated Note due June 30, 2004 having an original conversion price of $5.00 per share [incorporated herein by reference to Exhibit 4.14 to the 1997 Form 10-KSB]

4.12
Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at an original exercise price of $6.00 per share and expiring on June 30, 2004 [incorporated herein by reference to
Exhibit 4.15 to the 1997 Form 10-KSB]

4.13
Form of Common Stock Purchase Warrant Certificate, entitling the holder to purchase shares of Common Stock at $5.00 per share and expiring December 31, 2002 [incorporated herein by reference to Exhibit 4.16 to the 1997 Form 10-KSB]

4.14
Form of Common Stock Purchase Warrant dated July 16, 1998 in favor of KA Investments with respect to 200,000 shares of underlying common stock [incorporated herein by reference to Exhibit 10.3 to the July 1998 Form 8-K]

*10.1
Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2 to the Registration Statement]

*10.1.1
Form of Amendment No. 1 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.1 to the Registration Statement]

*10.1.2
Form of Amendment No. 2 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.2 to the Registration Statement]

*10.2
1993 Stock Option Plan, as amended (1)

10.3
Form of Lease Agreement for 537 Steamboat Road, Greenwich, Connecticut offices [incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-KSB]

10.4
Lease Agreement for 200 Madison Avenue Location [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

*10.5
Form of Earnings Performance Stock Option Agreement between the Company and Herbert M. Pearlman, dated April 23, 1993 [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]

10.6
Schedule of omitted documents in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9 [incorporated herein by reference to Exhibit 10.18.1 to the Registration Statement]

*10.7
Amended and Restated Employment Agreement between the Company and Robert
Baruc (1)

*10.8
Employment Agreement between the Company and David A. Dreilinger, as amended
(1)

*10.9
Employment Agreement between the Company and Cheryl Freeman (1)

*10.10
Employment Agreement between the Company and Michael Epps (1)

*10.11
Separation Agreement, dated January 31, 1999, between the Company and David
M. Fox (1)

10.12
Lease Agreement, as amended to date, for Miramar's offices at 200 Second Avenue West, Seattle, Washington [incorporated herein by reference to Exhibit
10.29 to the 1996 Form 10-KSB]

10.13
Lease Agreement for Miramar's offices located at the Fourth and Vine Building, 2601 Fourth Avenue, Seattle, Washington 98121 (1)

10.14
Convertible Preferred Stock Purchase Agreement, dated as of July 15, 1998, between KA Investments LDC and the Company [incorporated herein by reference to Exhibit 10.1 to the July 1997 Form 8-K]

10.15
Registration Rights Agreement, dated as of July 15, 1998, between KA Investments LDC and the Company [incorporated herein by reference to Exhibit
10.2 to the July 1998 Form 8-K]

10.16
Lease Agreement for Unapix Production West's office space located at 10950 West Washington Boulevard, Culver City, California 90232 [incorporated herein by reference to Exhibit 10.21 to the 1998 Form 10-KSB]

10.17
Lease Agreement for The Jazz Store's offices located at 427 Bloomfield Avenue, Montclair, New Jersey 07042 [incorporated herein by reference to
Exhibit 10.22 to the 1998 Form 10-KSB]

10.18
Sublease Agreement for Unapix International's Office space located at 15910 Ventura Boulevard, Encino, California [incorporated herein by reference to
Exhibit 10.23 to the 1998 Form 10-KSB]

10.19
Credit and Security Agreement, dated as of September 28, 1999, among Unapix Entertainment, Inc. and its subsidiaries and General Electric Capital Corporation [incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for event of September 28, 1999]

10.20
Amendment No. 1 to Credit and Security Agreement and Waiver, dated as of April 12, 2000, among Unapix Entertainment, Inc. and its subsidiaries and General Electric Capital Corporation (1)

21.1
Subsidiaries (1)

23.1
Consent of Richard A. Eisner & Company, LLP. (1)

27.1
Financial Data Schedules (1)

- - - - - - - - - -
(1) Filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.


UNAPIX ENTERTAINMENT, INC.



By: /s/Herbert M. Pearlman
Herbert M. Pearlman
Chief Executive Officer (principal executive officer)



By: /s/ Cheryl Freeman
Cheryl Freeman
Chief Financial Officer (principal financial and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/Herbert M. Pearlman           Chairman of the Board
Herbert M. Pearlman              of Directors and Chief
                                 Executive Officer          March 30, 2000


/s/David S. Lawi                 Chairman of the Executive
David S. Lawi                    Committee and Director     March 30, 2000


/s/Robert Baruc                  Office of the President
Robert Baruc                     and Director               March 30, 2000


/s/Scott Hanock                  Office of the President
Scott Hanock                     and Director               March 30, 2000


/s/David A. Dreilinger           Office of the President
David A. Dreilinger              and Director               March 30, 2000



/s/George Back                   Director                   March 30, 2000
George Back


/s/Lawrence Bishop               Director                   March 30, 2000
Lawrence Bishop

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Unapix Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Unapix Entertainment, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP


New York, New York
March 17, 2000

With respect to Note 14,
March 28, 2000

With respect to Note 4,
April 12, 2000

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

                                                              December 31,
                                ASSETS                    1999        1998
                                                        -------      -------
Cash and cash equivalents                              $     301   $   1,707
Accounts receivable, net of allowances
  of $3,075 and $2,314                                    17,921      18,563
Film costs, net                                           47,074      36,525
Product inventory                                          3,917       2,978
Property and equipment, net                                  997       1,037
Other assets                                               1,617         470
Deferred loan cost                                         1,895         919
Excess of cost over fair value of net
  assets acquired, net                                     3,084       3,279
                                                        --------    --------
Total Assets                                           $  76,806   $  65,478
                                                        ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities :
Accounts payable and accrued expenses                  $   6,218   $   8,845
Deferred income taxes                                      1,259       1,104
Royalty payable                                            2,384       4,829
Revolving credit                                          30,641           -
Bank line of credit                                            -       9,978
Variable rate senior subordinated notes                      701       2,608
10% convertible subordinated notes                         4,586      13,343
                                                        --------    --------
Total Liabilities                                         45,789      40,707
                                                        --------    --------
Stockholders' Equity:
Preferred stock; $.01 par value; 3,000,000 authorized
Cumulative convertible Series A 8% preferred stock;
  488,000 and 501,000 issued and outstanding (aggregate
liquidation preference of $1,464 and $1,503)                   5           5
Non-voting convertible Series B 6% preferred stock;
  300 shares issued and outstanding,
  (aggregate liquidation reference of $3,000)                  -           -
Cumulative Convertible Series C 8% preferred stock;
  1,175 and 675 shares issued and outstanding
  (aggregate liquidation preference of $1,175 and $675)        -           -
Common stock $.01 par value per share;
  40,000,000 authorized;                                                   -
  10,243,000 and 7,515,000 shares issued and outstanding     103          76
Additional paid-in capital                                34,923      26,695
Notes receivable from equity sales                        (2,683)     (2,715)
Retained earnings (accumulated deficit)                   (1,331)        710
                                                        --------    --------
Total Stockholders' Equity                                31,017      24,771
                                                        --------    --------
Total Liabilities and Stockholders' Equity             $  76,806   $  65,478
                                                        ========    ========

           See accompanying notes to consolidated financial statements

                  UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                 1999        1998       1997
                                                -----       -----      -----
Revenues:
      Licensing and distribution               $18,547     $11,679    $12,671
      Home video                                23,315      24,802     19,481
                                                ------      ------     ------
                                                41,862      36,481     32,152
                                                ------      ------     ------
Operating costs:
      Licensing and distribution                12,000       7,543      8,947
      Home video                                14,597      14,396     12,571
General and administrative expenses            	12,349      12,685      7,364
      Cost of settlement of litigation             510           -          -
      Other - non recurring                          -         333          -
                                                ------      ------     ------
                                                39,456      34,957     28,882
                                                ------      ------     ------
Income from operations                           2,406       1,524      3,270
                                                ------      ------     ------
Interest and other debt expense, net            (1,395)     (1,248)
(977)
Debt conversion expense (non-cash)              (1,418)          -          -
                                                ------      ------     ------
Income (loss) before provision for income taxes   (407)        276      2,293
Provision for income taxes                         545         166        946
                                                ------      ------     ------
Income (loss) before extraordinary item           (952)        110      1,347
Extraordinary item - debt extinguishment
(net of $320 tax benefit)                         (714)          -          -
                                                ------      ------     ------
Net income (loss)                               (1,666)        110      1,347
                                                ------      ------     ------
Less preferred stock dividends                     375         203        121
                                                ------      ------     ------
Net income (loss) available to
   common shareholders                         $(2,041)    $   (93)   $ 1,226
                                                ======      ======     ======
Net income (loss) per common share - basic
   Income (loss) before extraordinary item     $  (.16)    $  (.01)   $   .21

   Extraordinary item                             (.09)          -          -
                                                ------      ------     ------
                                              $   (.25)    $  (.01)   $   .21
                                                ======      ======     ======


         See accompanying notes to consolidated financial statements

                   UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                     (In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                 1999         1998      1997
                                                -----        -----     -----
Net income (loss) per share - diluted
   Income (loss) before extraordinary item     $ (.16)     $  (.01)   $   .19
   Extraordinary item                            (.09)           -          -
                                               ------       ------     ------
Net income (loss)                              $ (.25)     $  (.01)   $   .19
                                               ======       ======     ======
Weighted average number of common
   shares outstanding
   Basic                                        8,293        6,783      5,796
                                               ======       ======     ======
   Diluted                                      8,293        6,783      6,465
                                               ======       ======     ======


                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders Equity
                              (In thousands)

                               Convertible     Convertible      Convertible
                            Preferred Stock  Preferred Stock  Preferred Stock
                Common Stock     Series A        Series B         Series C
                ------------    ------------    ------------     ------------
                        Par             Par              Par             Par
                       Value           Value            Value           Value
              Shares  ($.01)  Shares  ($.01)  Shares   ($.01)  Shares  ($.01)
              ------  ------  ------  ------  ------   ------  ------  ------
Balance at
 January 1,
 1997           5,325    $53     534    $ 5

Notes receivable
 on common stock
 sales and exer-
 cise of warrants

Acquisition of
 subsidiary       314      3

Exercise of
 options and
 warrants         109      2

Warrant, option
 and private
 placement
 expenditures

Issuance of
 common stock     202      2

Preferred stock
 dividends

Common stock
 issued in lieu
of cash dividend  19

Issuance of
 warrants

Preferred stock    33             (33)
 conversion

Net income
 for 1997
Balance at     ------  ------  ------  ------  ------  ------  ------  ------
 December
 31, 1997       6,002    $60     501    $ 5

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders Equity
                                (In thousands)

                                           Notes         Retained
                         Additional      Receivable      Earnings
                          Paid-in         on Stock     (Accumulated)
                          Capital          Sales         (Deficit)     Total
                         ----------      ----------     ----------    -------
Balance at
 January 1, 1997          $15,273          $(2,033)       $  (484)    $12,814
Notes receivable on
 common stock sales
 and exercise of warrants                       16                         16

Acquisition of subsidiary   1,397                                       1,400

Exercise of options
 and warrants                 271                                         273
Warrant, option and private
 placement expenditures       (14)
(14)

Issuance of common stock        7                                           9

Preferred stock dividends     (61)                            (60)
(121)

Common stock issued in
 lieu of cash dividend         82                                          82

Issuance of warrants          224                                         224

Preferred stock conversion

Net income for 1997                                         1,347       1,347
                        ----------      ----------     ----------     -------
Balance at
 December 31, 1997        $17,179          $(2,017)       $   803     $16,030



                 UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders Equity
                                (In thousands)

                               Convertible     Convertible      Convertible
                            Preferred Stock  Preferred Stock  Preferred Stock
               Common Stock      Series A        Series B         Series C
               ------------    ------------    ------------     ------------
                       Par             Par              Par              Par
                      Value           Value            Value            Value
              Shares  ($.01)  Shares  ($.01)  Shares   ($.01)  Shares  ($.01)
              ------  ------  ------  ------  ------   ------  ------  ------
Balance at
 January 1,
 1998           6,002    $60     501    $ 5

Repayment
 on Notes

Acquisition of
 subsidiary        75      1

Exercise of
 warrants, net
 of expenses
 $313,000       1,399     14

Sale of preferred
 stock, net                                      300              500

Preferred Stock
 issued in pay-
 ment of princi-
 pal variable
 rate note                                                        175

Preferred stock
 dividends

Common stock
 issued in
 lieu of cash
 dividend         39       1

Issuance of
 warrants

Net income
 for 1998
              ------  ------  ------  ------  ------   ------  ------  ------
Balance at
 December
 31, 1998       7,515    $76     501    $ 5      300       -      675       -

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders Equity
                                (In thousands)

                                           Notes         Retained
                         Additional      Receivable      Earnings
                          Paid-in         on Stock     (Accumulated)
                          Capital          Sales         (Deficit)     Total
                         ----------      ----------     ----------    -------
Balance at
 January 1, 1998          $17,179          $(2,017)       $   803     $16,030

Repayment on Notes                              80                         80

Acquisition of subsidiary     169                                         170

Exercise of warrants, net
 of expenses $313,000       5,620             (778)                     4,856
Sale of preferred
 stock, net                 3,315                                       3,315

Preferred Stock issued in
 payment of principal
 variable rate note           175                                         175

Preferred stock dividends                                    (203)
(203)

Common stock issued in
 lieu of cash dividend        118                                         119

Issuance of warrants          119                                         119

Net income for 1998                                           110         110
                        ----------      ----------     ----------     -------
Balance at
 December 31, 1998        $26,695          $(2,715)       $   710     $24,771


                  UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders Equity (In thousands)

                               Convertible     Convertible      Convertible
                            Preferred Stock  Preferred Stock  Preferred Stock
               Common Stock      Series A        Series B         Series C
               ------------    ------------    ------------     ------------
                       Par             Par              Par              Par
                      Value           Value            Value            Value
              Shares  ($.01)  Shares  ($.01)  Shares   ($.01)  Shares  ($.01)
              ------  ------  ------  ------  ------   ------  ------  ------
Balance at
 January 1,
 1999           7,515   $ 76     501    $ 5      300       0      675      0

Repayment on
 Notes

Issued for
 Services           2

Exercise of
 Options           96      1

Proceeds from
 sale of
 preferred
 stock, net                                                       500

Preferred stock
 dividends        135      1

Cash dividend on
 Preferred stock

Common stock issued
 issued for
 film rights      200      2

Conversion
 of debts       2,282     23

Preferred Stock
 Conversion        13            (13)

Issuance of
 warrants

Net loss
 for 1999
              ------  ------  ------  ------  ------   ------  ------  ------
Balance at December
 31, 1999      10,243   $103     488    $ 5      300       -    1,175     -

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders Equity
                                (In thousands)

                                           Notes         Retained
                         Additional      Receivable      Earnings
                          Paid-in         on Stock     (Accumulated)
                          Capital          Sales         (Deficit)     Total
                         ----------      ----------     ----------   -------
Balance at
 January 1, 1999         $ 26,695        $ (2,715)      $    710    $ 24,771

Repayment on Notes                             32                         32

Issued for Services             6                                          6

Exercise of Options           105                                        106

Proceeds from sale
 of preferred stock, net      500                                        500

Preferred stock dividends     333                           (334)          -

Cash dividend on
 preferred stock                                            (41)        (41)

Common stock issued for
 for film rights              448                                        450

Conversion of debts         6,603                                      6,626

Preferred Stock
 Conversion                                                                -

Issuance of warrants          233                                        233

Net loss for 1999                                        (1,666)      (1,666)
                       ----------      ----------     ----------     -------
Balance at
 December 31, 1999       $ 34,923       $  (2,683)     $ (1,331)    $ 31,017

                 UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)

                                             For the Years Ended December 31,
                                                   1999    1998     1997
                                                   -----  ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $ (1,666) $   110   $ 1,347
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
   Amortization and depreciation                   15,310   13,113    15,200
   Non-cash debt conversion and interest expense    1,571        -         -
   Deferred income taxes                              155      107       867
   Accretion of debenture discount                    238      114        90
   Film rights received                                 -        -      (900)
   Common stock issued for services                     6        -         -
   Changes in:
     Accounts receivable, net                         642   (4,208)   (3,802)
     Product inventory                               (939)  (1,325)     (605)
     Other assets                                  (1,147)     927      (800)
     Accounts payable and accrued expenses         (2,627)   1,256    (1,582)
     Royalties payable                             (2,445)   1,084       976
                                                   ------   ------    ------
Total cash flows provided by operating activities   9,098   11,178    10,791
                                                   ------   ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES -
   Film cost expenditures                         (24,389) (24,344)  (19,600)
   Acquisition of subsidiary                            -        -      (736)
   Purchase of property and equipment                (268)    (428)     (234)
                                                   ------   ------    ------
Total cash flows used by investing activities     (24,657) (24,772)  (20,570)
                                                   ------   ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from 10% convertible
     notes private placement                            -    4,052     2,511
   Payments on 10% convertible notes               (4,594)       -         -
   Proceeds from preferred stock offerings, net       500    3,315         -
   Repayments on variable rate notes               (1,001)    (128)        -
   Borrowings under bank line of credit             4,499    3,185     6,484
   Repayment of bank line of credit               (14,477)       -         -
   Borrowings under revolving credit               30,641        -         -
   Costs incurred in connection with
     revolving credit                              (1,512)       -         -
   Proceeds from employee notes receivable             32       80        55
   Proceeds from warrant and option exercises         106    4,856       234
   Advances from affiliates                           675      700       300
   Repayments of advances and other
     obligations to affiliates                       (675)  (1,100)        -
   Preferred stock dividends                          (41)     (84)      (39)
                                                   ------   ------    ------
Total cash flows from financing activities         14,153   14,876     9,545
                                                   ------   ------    ------

                    UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                  (In thousands)

                                             For the Years Ended December 31,
                                                  1999      1998       1997
                                                -------   -------    -------
NET INCREASE(DECREASE)IN CASH AND
   CASH EQUIVALENTS                              (1,406)    1,282       (234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    1,707       425        659
                                                -------   -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $   301   $ 1,707    $   425
                                                =======   =======    =======

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

   Film cost additions                          $     -   $   999    $ 1,812
   Equipment acquired under capital lease             -       217        109
   Acquisition of subsidiary                          -       170      2,365
   Warrants issued                                  233       119        224
   Conversion of accrued liability
      to acquisition fund payable                     -         -         71
   Preferred stock dividends paid in common stock   334       119         82
   Notes received for employee common stock purchase  -         -         39
   Notes received for exercise of warrants            -       778          -
   Exchange of debt payable to affiliates
      for 10% convertible subordinated notes          -     1,000          -
   Series C preferred stock issued for
      principal payment on variable rate
      senior subordinated note                        -       175          -
   Deferred loan cost on converted debt             340         -          -
   Common stock issued for film rights              450         -          -
   Debt converted into common stock               5,395         -          -
                                                =======   =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid for interest                     $ 3,270   $ 2,533    $ 1,390
                                                =======   =======    =======
     Cash paid for taxes                        $    89   $   133    $    65
                                                =======   =======    =======




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

Product inventory:

Product inventory consisting principally of video cassettes are stated at the lower of cost on a first-in-first-out basis or market.

Earnings (Loss) Per Common Share:

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

                                                   Shares (in thousands)
                                                   =====================
                                                1999       1998       1997
                                                ----       ----       ----
Weighted average basic shares outstanding      8,293      6,783      5,796

Effect of dilutive securities:
     Options                                       -          -        550
     Warrants                                      -          -        119
                                              ------     ------     ------
Weighted average dilutive shares outstanding   8,293      6,783      6,465
                                              ======     ======     ======

                                                   Dollars (in thousands)
                                                   =====================
                                                1999       1998       1997
                                                ----       ----       ----
Net income (loss)                             $(1,666)   $  110     $1,347
Less preferred stock dividends                    375       203        121
                                               ------    ------     ------
Net income (loss) available to common
  shareholders per basic and dilutive share   $(2,041)    $ (93)    $1,226
                                               ======    ======     ======

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

1. Operations and Summary of Significant Accounting Policies: (continued)

Securities not included in the calculation of diluted earnings per share for the years ended December 31, because of their anti-dilutive effects are as follows (in thousands):

                                                    1999   1998    1997
                                                    ----   ----    ----
Options                                             3,677   3,079    340
Warrants                                            2,606   2,953  2,047
Shares issuable on conversion of preferred stock    1,938   1,671    505
Shares issuable on conversion of convertible notes  1,209   3,177  1,860
                                                   ------  ------ ------
                                                    9,430  10,880  4,752
                                                   ======  ====== ======

Cash Equivalents:

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

Excess of Cost over Fair Values of Net Assets Acquired:

Excess of cost over the fair value of net assets acquired is being amortized on a straight line basis over 20 years and is evaluated periodically, and adjusted if necessary, if events and circumstances indicate that the carrying amount is impaired. As of December 31, 1999 and 1998 accumulated amortization amounted to $483,000 and $288,000, respectively.

Reclassifications:

Certain reclassifications have been made to the 1998 financial statements to conform with 1999 classifications.

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

2. Film Costs

The Company's film costs include (in thousands):

                                              December 31,
                                           1999         1998
                                          ------       ------
              Films released            $108,909     $ 78,418
              Accumulated amortization   (68,550)     (54,260)
                                          ------       ------
                                          40,359       24,158
              Films in process             6,715       12,367
                                          ------       ------
                                        $ 47,074     $ 36,525
                                          ======       ======

The Company expects that it will amortize approximately 80% of its remaining film costs during the three-year period ending December 31, 2002.

3. Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

                                                        December 31,
                                                     1999         1998
                                                    ------       ------
              Furniture and equipment             $ 1,610       $ 1,666
              Leasehold improvements                  346           242
                                                   ------        ------
                                                    1,956         1,908
              Less accumulated depreciation          (959)         (871)
                                                   ------        ------
                                                  $   997       $ 1,037
                                                   ======        ======

Equipment acquired under capital leases and related accumulated depreciation amount to $326,000 and $130,000 in 1999 and $326,000 and 65,000 in 1998.

4. Revolving Credit

On September 28, 1999, Unapix Entertainment, Inc. (the "Company") and its direct and indirectly owned subsidiaries (collectively, the "Borrowers") entered into a credit facility (the "Facility") with General Electric Capital Corporation ("GECC") which, as amended on April 12, 2000, provides for borrowings of up to $40,000,000 (the "Maximum Amount"). Loans are extended and required to be repaid based upon the then "Borrowing Base" (as such term is defined in the Credit and Security Agreement, dated September 28, 1999 (the "Credit Agreement"), by and among Borrowers and GECC). The Borrowing

Base consists of certain of the Company's accounts receivable and other contractual rights to payment as well as a specified amount that the Borrowers are permitted to borrow based upon the value of their library of films and other entertainment programming (such portion of the borrowing base is referred to as the "Library Credit"). The Library Credit is initially $26,000,000 and is required to be reduced by $500,000 per quarter, $1,000,000 per quarter, $2,000,000 per quarter and $3,000,000 per quarter during the second, third, fourth and fifth years of the Facility respectively. The Library Credit also is required to be pre-paid under certain other circumstances. The Maximum Amount will be reduced by an amount equal to the amount that the Library Credit is reduced. Voluntary prepayments are subject to certain restrictions and a prepayment premium of 2%. The Borrowers paid to GECC a closing fee of $200,000 in addition to GECC's out-of-pocket expenses incurred in connection with the transaction and issued warrants expiring September 28, 2004 to purchase 150,000 shares of common stock at $2.77 as a placement fee. The warrants were valued at $233,000 and recorded as deferred finance costs which is being amortized over the term of the debt. The Borrowers are also required to pay an unused line fee (the "Unused Line Fee") at a rate that is initially 0.5% per annum of the sum by which the Maximum Amount exceeds the average daily closing loan balance of the loans outstanding under the Facility during the period for which such fee is due.

Interest on the outstanding loan balance accrues at a rate equal to, at the Borrower's option, either (i) a floating rate equal to the "Index Rate" plus the "Applicable Margin" (as such terms are defined below" or (ii) a fixed rate for the periods of one, two or three months equal to the reserve adjusted London Interbank Offered Rate ("LIBOR RATE") plus the Applicable Margin. The "Index Rate" is the higher of the prime rate as reported by The Wall Street Journal or the overnight Federal Funds rate plus 50 basis points. The "Applicable Margin" for the Index Rate loan is initially 1.25% per annum and the "Applicable Margin" for the LIBOR loan initially 3.25% per annum. Commencing with the fiscal quarter ended September 30, 2001, the Applicable Margins will be increased or decreased quarterly based upon the Borrowers' consolidated fixed charge coverage ratio, as defined, for the immediate preceding four quarters. The interest rate at December 31, 1999 was 9.75%.

The term of the Facility expires on September 28, 2004. Outstanding amounts under the Facility are secured by a security interest in substantially all the Borrowers' assets. The Facility contains restrictive covenants that require the Company to maintain minimum fixed charge coverage ratios, to achieve minimum "EBITDA" (earnings before interest, taxes, depreciation and amortization) thresholds, and to maintain minimum ratios of film library values to accounts payable and certain other costs, all determined monthly based upon the preceding 12 months. The covenants also, among other things, limit the payments of cash dividends of the Company's common stock and restrict (i) the amount of costs that the Company can incur in developing, producing, financing or acquiring entertainment properties, (iii) the amount of costs and expenses that the Borrowers may incur with respect to theatrical release of film and (iv) the amount of unreleased completed product. At December 31, 1999, the Company was in compliance with the restrictive covenants, as amended on April 12, 2000.

The Facility replaces the Company's previous credit facility with Imperial Bank that permitted borrowing of up to $18,000,000 (the "Imperial Facility"). Proceeds from the Facility were utilized to repay the Imperial Facility in full. Approximately $6,000,000 of proceeds were used to repurchase $5,595,000 principal amount of the Company's outstanding subordinated indebtedness together with accrued and unpaid interest and a prepayment premium thereon. In connection with such repurchase, an additional $5,395,000 principal amount of subordinated indebtedness (as well as accrued and unpaid interest and prepayment premiums thereon) was converted into, or exchanged for, shares of the Company's common stock at a price of $2.52 per share. A total of 2,282,375 shares were issued in connection with such exchanges and conversions. Other proceeds from loans under the Facility have been, and will be, used for working capital purposes, including enabling the borrowers to acquire distribution rights with respect to entertainment programming.

A charge for debt conversion expense of $1,418,000 was recorded for the additional 567,000 shares of common stock issued to the convertible debenture holders as an inducement to convert.

An extraordinary charge of $714,000 (net of a $320,000 tax benefit) related to extinguishment of debt was also recorded and includes premiums paid on redemption of subordinated debentures and charging off deferred debt expense and discount on the debentures and deferred debt expense on the previous credit facility.

Variable rate senior subordinated notes:

The variable rate senior subordinated notes ("variable rate notes") net of unamortized discount of $19,000 and $114,000 at December 31, 1999 and 1998, were issued with common stock purchase warrants in a private placement. The units were sold only to accredited investors by officers of the Company (without remuneration). Certain customers of an investment advisory firm, of which a director of the Company is an Executive Vice President, acquired the units in the placement. The variable rate notes bear interest at a rate of 10% per annum through 1998 and at 3% over the prime rate thereafter, provided however, that the rate does not fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount commenced in 1998, to be followed by 15% of the original principal amount in 1999 and 2000 with the balance due in 2001. The 1998 principal payment of $303,000 was paid $128,000 in cash and the issuance of 175 shares of Series C Preferred Stock valued at $175,000. As a result of the repurchase and exchange described below, the mandatory repayments for 1999 and 2000 have been satisfied and the present outstanding balance is due in 2001.

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

During 1999, the Company repurchased $1,001,000 principal amount of the notes together with accrued and unpaid interest and prepayment penalty thereon of $69,000. In addition, the Company exchanged $1,001,000 principal amount of notes together with accrued and unpaid interest and prepayment penalty thereon of $69,000 for 425,000 shares of the Company's common stock at a price of $2.52, the market value at the date of exchange.

10% Convertible notes:

In 1996 and through the first half of 1997, the Company completed a $7,222,500 principal amount private offering of units (proceeds of $5,947,500 in 1996 and $1,275,000 in 1997), each consisting of a 10% $250,000 principal amount of convertible subordinated note due June 30, 2003 convertible into common stock at $4.44 per share and warrants to purchase common stock, at an exercise price of $5.62 per share expiring June 30, 2003. Such warrants (771,085), were valued at $471,000 and recorded as debt discount. The warrants and notes are redeemable by the Company under certain circumstances. The Company incurred placement and finders' fees of $394,000 and granted warrants to purchase 295,000 shares of common stock at $4.50 expiring in five years. Such warrants were valued at $167,000 and recorded as deferred financing costs which are being amortized over the term of the notes.

In the fourth quarter of 1997, the Company sold in a private placement $1,300,000 principal amount of 10% convertible notes due June 30, 2004. The notes are convertible into common stock at $4.87 per share. For every $1,000 principal amount of notes purchased, the holders also received warrants to purchase common stock at $5.64 per share expiring June 30, 2004. Such warrants (138,298) were valued at $86,000 and recorded as debt discount. The notes are redeemable by the Company beginning July 1, 1999 at a premium. The warrants are redeemable on or after July 1, 2000. The Company also issued warrants expiring December 31, 2002 to purchase 26,000 shares of common stock at $5.00 per share as a placement fee. Such warrants were valued at $21,000 and recorded as deferred finance costs, which are being amortized over the term of the notes.

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

During 1999, the Company repurchased $4,594,000 principal amount of the convertible notes together with accrued and unpaid interest and a prepayment penalty thereon of $296,000. In addition, the Company converted $4,394,000 principal amount of convertible notes together with accrued and unpaid interest and prepayment penalty thereon of $285,000 for 1,857,000 shares of the Company's common stock at a price of $2.52, the market value at the date of conversion.

Outstanding 10% Convertible Subordinated Notes (in thousands):

                                                       December 31,
                            Conversion Price         ----------------
 Issued        Due         at December 31, 1999      1999         1998
--------   -------------   --------------------    -------      -------
1996-1997  June 30, 2003         $3.94             $ 4,535      $ 7,223
1997       June 30, 2004          4.30                 250        1,300
1998       June 30, 2003                                 -        5,250
                                                   -------      -------
                                                     4,785       13,773
Less debt discount                                     199          430
                                                   -------      -------
                                                   $ 4,586      $13,343
                                                   =======      =======

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

Maturities of debt subsequent to December 31, 1999, in thousands, are as follows:

                                   Revolving       Variable     Convertible
                         Total      Credit        Rate Notes       Notes
                        -------    ---------      ----------    -----------
       2000            $ 1,000      $ 1,000        $      -      $      -
       2001              3,720        3,000             720             -
       2002              6,000        6,000               -             -
       2003             14,535       10,000               -         4,535
       2004             10,891       10,641               -           250
                        ------       ------          ------        ------
                        36,146       30,641             720      $  4,785
Less debt discount        (218)           -             (19)         (199)
                        ------       ------          ------        ------
                       $35,928      $30,641         $   701      $  4,586
                        ======       ======          ======        ======


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

Cumulative Convertible Series A Preferred Stock:

As of December 31, 1999 there are 488,000 shares of Cumulative Convertible
Series A 8% Preferred Stock outstanding. Each share has a liquidation preference of $3.00 plus accumulated and unpaid dividends; is convertible into 1.05 shares of common stock at any time prior to redemption; and is entitled to one vote. Semi-annual dividends of $0.12 per share are payable on June 30 and December 31. The Company may redeem the shares if the market price of the common stock has exceeded twice the then applicable conversion price at a time when the underlying shares of common stock are registered under the Securities Act of 1933. The Company may redeem the shares at a premium of 3% declining annually at the rate of 1% until January 1, 2002, after which the redemption price will be $3.00. The Company accepted 9% promissory notes aggregating $95,000 from three officers in connection with their participation in the preferred stock offering. The corresponding shares are held by the Company as collateral for the notes. The Company declared dividends of $115,000 for the year ended December 31, 1999 and $121,000 for each of the years ended December 31, 1998 and 1997. Shareholders were given the option of receiving shares of common stock (at a price equal to 90% of the average closing sales price of the common stock over the last 10 trading days preceding the dividend payment date) in lieu of the cash dividend declared, which resulted in $74,000, $73,000 and $82,000 of the dividends being paid in shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively, and the remainder in cash.

Non-Voting Convertible Series B Preferred Stock:

On July 15, 1998, the Company completed a private placement of 300 shares of its non-voting Series B preferred stock and a three-year warrant to purchase
200,000 shares of common stock at $5.16 per share for a gross purchase price of $3,000,000. Each share of Series B preferred stock has a stated value of $10,000 and provides for dividends cumulatively at 6% per annum payable quarterly in cash , or, at the Company's option, under certain circumstances, in common stock. For 1999 and 1998 the Company declared dividends of $180,000 and $82,000 of which $-0- and $36,000 was paid in cash and the remainder was paid in common stock, respectively. The Series B preferred is convertible, on or after January 16, 1999 into common stock at the lesser of $5.16 or the average closing sales price for any two trading days during the ten trading day period prior to conversion but not less than 80% of the average closing sales price over the five trading days preceding July 16, 1998 subject to antidilution adjustments. Prior to January 16,1999, conversions are only permitted at a conversion price greater than 101% of the average closing price. Any remaining Series B preferred stock is automatically converted into common stock on June 15, 2000.

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

Cumulative Convertible Series C Preferred Stock:

In December 1998 the Company initiated a private placement of up to 2,500 shares of Series C 8% cumulative convertible preferred stock each of which has a stated value of $1,000 per share and is convertible into common stock at a conversion price of $2.50 per share. The offering price is $1,000 per share. The Series C preferred stock provides for cumulative cash dividends at an annual rate of 8% of the stated value per share. At the Company's option, dividends that accrue through December 31, 2000 may be paid in common stock.
The Company may redeem the Series C preferred stock beginning in 2002 at a premium of $60 per share which declines to zero in 2008 and thereafter.
Holders of Series C are entitled to the number of votes that equals the number of common shares issuable on conversion. So long as shares of Series B preferred stock are outstanding, the Company cannot redeem Series C preferred stock without the prior written consent of the holders of Series B. Proceeds of $1,175,000 were received through December 31, 1999 of which $400,000 was received from two officers and directors of the Company. In 1999, the Company declared dividends of $80,000 which was paid in common stock.

Warrants:

A summary of the status of the Company's warrants as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                           1999               1998                1997
                     ----------------   ----------------   -----------------
                             Weighted           Weighted            Weighted
                              Average            Average             Average
                     Shares  Exercise   Shares  Exercise   Shares   Exercise
                     (000)     Price     (000)    Price     (000)     Price
                     -----   --------    -----  --------    -----   --------
Outstanding at
beginning of year    2,270    $  6.92    3,947   $ 8.76      3,593   $ 9.07

Granted                336       3.47      380     5.20        354     5.61

Exercised                               (1,399)   (4.26)         -        -

Forfeited                                 (658)  (22.69)         -        -
                     -----               -----               -----
Outstanding at
end of year          2,606       6.45    2,270     6.92      3,947     8.76
                     =====      =====    =====     ====      =====     ====
Weighted-average
fair value of warrants
granted during the year   $1.43               $1.83               $ .65
                          =====               =====               =====


The following table summarizes information relating to warrants outstanding at December 31, 1999:

                      Warrants Outstanding            Warrants Exercisable
                   ---------------------------       -----------------------

                  Number    Weighted- Weighted-        Number    Weighted-
    Range      Outstanding   Average   Average      Exercisable   Average
   Exercise    at 12/31/99 Contractual Exercise     at 12/31/99   Exercise
    Prices                     Life      Price                      Price
   --------    -----------  ---------  --------     -----------   ---------

$ 2.77 - $ 4.50   1,098         2      $ 3.87         1,098         $ 3.87

$ 4.75 - $ 6.00   1,277         3        5.53         1,277           5.53

$19.05 - $28.47     231         1       23.81           231          23.81
                  -----                               -----
                  2,606         2        6.45         2,606           6.45
                  =====       =====    ======         =====         ======


In 1998 class B warrants were exercised for the purchase of 1,359,000 shares of common stock. The Company received net cash proceeds of $4,725,000 and promissory notes of $778,000 (including $632,000 of notes from directors and other related parties. Principal payments of 10% are due each year for four years with the balance due at the end of the fifth year with interest at 5.8% per annum).

Employee Stock Option Plan:

The 1993 Option Plan, as amended, (the "Plan") authorizes the grant of options to purchase up to an aggregate of 1,600,000 shares. Both non-qualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the Plan. A Stock Option Committee of the Board of Directors administers the Plan. The exercise price of any option granted under the Plan shall not be less than the fair market value of the common stock on the date of the grant.

A summary of the status of the Company's employee stock options as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:


                             1999              1998             1997
                         -------------    -------------    -------------
                                Weighted         Weighted         Weighted
                                 Average          Average          Average
                        Shares  Exercise  Shares  Exercise  Shares Exercise
                         (000)    Price    (000)    Price    (000)   Price
                        ------  --------  ------  --------  ------ --------
Outstanding at
beginning of year         927    $ 2.75      398   $ 3.77      419   $ 3.52
Granted                   712      2.09      584     2.69       71     4.59

Exercised                                      -        -      (68)   (2.86)

Forfeited                (173)    (2.86)     (55)   (2.86)     (24)   (4.40)
                        -----               ----               ----
Outstanding at
end of year             1,466    $ 2.42      927   $ 2.75      398   $ 3.77
                        =====     =====     ====   ======     ====   ======
Options exercisable
at year-end               536    $ 2.79      472   $ 2.84      381   $ 3.76
                        =====     =====     ====   ======     ====   ======
Weighted-average
fair value of
options granted
during the year             $ 1.30             $ 1.41             $ 1.91
                            ======             ======             ======


On December 9, 1998, the exercise price for 559,750 employee stock options held by non-director employees was restated to $2.86. The original exercise prices for these options, a substantial portion of which was granted in 1998, range from $3.93 to $6.38.

Other Options:

A summary of the status of the Company's other stock options as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                             1999               1998              1997
                       ----------------   ----------------   ----------------
                               Weighted           Weighted           Weighted
                                Average           Average            Average
                       Shares  Exercise   Shares  Exercise  Shares  Exercise
                        (000)    Price     (000)    Price    (000)    Price
                       ------ ---------   ------ ---------  ------  ---------
Outstanding at
beginning of year      2,152   $  2.99    1,987    $ 3.37    1,536    $ 2.98

Granted                  568      2.58      320      2.80      491      4.45

Exercised                (96)    (1.10)       -         -      (40)    (1.79)

Forfeited               (413)    (3.07)    (155)    (2.86)       -         -
                       -----              -----              -----
Outstanding at
end of year            2,211   $  2.95    2,152    $ 2.99    1,987    $ 3.37
                       =====     =====    =====    ======    =====    ======
Options exercisable
at year-end            1,335   $  3.09    1,228    $ 3.03    1,224    $ 3.34
                       =====     =====    =====    ======    =====    ======
Weighted-average
fair value of
options granted
during the year             $1.61              $1.37              $1.85
                            =====              =====              =====

On December 9, 1998, the exercise price for 560,200 other stock options held by non-director employees was restated to $2.86. The original exercise prices for these options range from $4.00 to $4.81.

The following table summarizes information related to options outstanding at December 31, 1999:

                 Options Outstanding                   Options Exercisable
                 -------------------                   -------------------
                 Number     Weighted-   Weighted-       Number     Weighted-
    Range      Outstanding   Average     Average      Exercisable   Average
   Exercise    at 12/31/99  Remaining   Exercise     at 12/31/99    Exercise
    Prices                 Contractual    Price                      Price
                               Life
   --------    -----------  ---------    --------     -----------   ---------
$1.88 - $2.86      3,329        6        $  2.61         1,546      $  2.81

$4.50 - $4.57        348        2           3.97           325         3.93
               -----------               --------     -----------
$1.10 - $4.57      3,677        6        $  2.74         1,871      $  3.01
               ===========  =========    ========     ===========   =========

The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 1999               1998             1997
                                 ----               ----             ----
Risk free interest rate       5.15% - 6.03%    4.21% - 6.49%    4.95% - 6.49%
Expected life of option
   in years                      3-10                3-10             3-10
Expected dividend yield           0%                  0%               0%
Expected volatility              70%                 47%              37%

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things,
(1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data.)

                                              1999        1998        1997
                                              ----        ----        ----
Net income (loss)       As reported        $(1,666)     $  110     $ 1,347
                        Pro forma           (2,226)       (156)        718
Net income (loss) per
  basic common share    As reported          (0.25)      (0.01)        .21
                        Pro forma            (0.27)      (0.05)        .10
Net income (loss) per
  diluted common share  As reported          (0.25)      (0.01)        .19
                        Pro forma            (0.27)      (0.05)        .10

Capital shares reserved for future issuance include the following (in thousands):

Exercise of options granted                     3,677
Exercise of warrants issued                     2,606
Options available for grant under the Plan        134
Issuable upon conversion of convertible notes   1,209
Issuable upon conversion of Preferred Stock     1,938
                                                -----
                                                9,564
                                                =====

6. Financial Instruments

Other than cash and cash equivalents the Company's financial instruments consist of the revolving credit, 10% convertible subordinated notes and variable rate notes described in Note 4 and notes receivable from common stock and convertible preferred stock sales described in Note 5. Management believes that based on the current interest rate, and provision for future adjustment of such rate, the fair value of the variable rate notes and 10% convertible subordinated notes approximates their face value. The fair value of the notes receivable from common stock and convertible preferred stock sales is not readily determinable.

7. Income Taxes

The provision for income taxes for 1999 consists of current Federal and State income taxes of $-0- and $70,000, respectively, and deferred taxes of $155,000. The provision for income taxes for 1998 consists of current federal and state taxes of $-0- and $59,000, respectively and deferred taxes of $107,000. The provision for income taxes for 1997 consists of current federal and state taxes of $22,000 and $57,000, and deferred taxes of $867,000. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the tax law treatments of such amounts. The principal items comprising deferred taxes are differences in accounts receivable valuation reserves, film inventory amortization and the net operating loss carryover.

The deferred tax assets (liabilities) as of December 31, 1999 and 1998, in thousands, are as follows:

                                             1999            1998
                                            ------          ------
Accounts receivable and general reserves   $   759         $   248
Film inventory amortization                 (4,239)         (2,702)
Net operating loss carryforwards             1,681           1,053
Other items                                    540             297
                                            ------          ------
Net                                        $(1,259)        $(1,104)
                                            ======          ======


A reconciliation between the actual income tax expense and income taxes computed by applying the Federal income tax rate to income before taxes, in thousands, is as follows:

                                      1999            1998             1997
                                      ----            ----             ----
Computed at federal
  statutory rate of 34%             $  (490)       $    94         $    780
Permanent differences                   675             61               65
State taxes, net of
  federal benefit                        40              7               94
Other                                     -              4                7
                                     ------         ------           ------
                                    $   225        $   166          $   946
                                     ======         ======           ======

The 1999 provision includes a tax provision of $545,000 on income before extraordinary items and a tax benefit of $320,000 related to the extraordinary item.

At December 31, 1999, net operating loss carryforwards available to reduce future federal taxable income amounted to approximately $4,200,000, expiring at various dates through 2019.

8. Operating Leases

The Company leases office facilities and certain equipment under non-cancelable operating lease agreements expiring through January 2007. Total lease expense for the years ended December 31, 1999, 1998 and 1997 were $957,000, $571,000 and $506,000. The Company also has various equipment under capital leases.

Minimum future payments, in thousands, as of December 31, 1999 are:

                                              Operating     Capital

2000 ......................................... $ 1,097      $    98
2001 .........................................     944           92
2002 .........................................     769           16
2003 .........................................     636
2004 .........................................     321
2005 and later ...............................     776
                                               -------      -------
Total lease payments ..... ................... $ 4,543          206
                                               -------
Amount representing interest..................              $   (21)
                                                            -------
                                                            $   185
                                                            =======

Included in the above minimum future payments, is the cost of certain executive offices, occupied pursuant to an office sharing arrangement with an affiliate at the monthly base rate of $2,700. The capital lease obligation of $185,000 is included in accrued expenses.

9. Commitments and Other Matters

Credit risk exists with respect to accounts receivable which are primarily due from video distributors, television stations and pay cable channels. One customer in 1999 and 1998 accounted for 10% of revenues and one customer in 1997 accounted for 12% of revenues.

As of December 31, 1999, commitments for advances and guaranteed royalties amounted to $3,352,000.

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

10. Related Party Transactions

General and administrative costs include $124,000, $133,000 and $132,000 for services rendered by an affiliate for the years ended December 31, 1999, 1998 and 1997.

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

Assuming the acquisition of Miramar had taken place on January 1, 1997, the proforma revenue and net income for the Company for 1997 would have been as follows (in thousands, except per share amounts):

Revenues                               $32,561
                                       =======

Net income                             $ 1,159
                                       =======

Net income (loss) per common share:

     Basic                             $   .18
                                       -------
     Diluted                           $   .16
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

12. Export Sales

                              1999       1998        1997
                            -------    -------     -------

Europe                      $ 3,719    $ 2,833     $ 3,260
Asia                            873      1,377       1,070
Latin America                   828        979         968
Africa                          366        167         356
Middle East                     285        403         329
Other                           450        554         375
                            -------    -------     -------
                            $ 6,521    $ 6,313     $ 6,358
                            =======    =======     =======

Export sale contracts are generally denominated in US dollars. For the three years ended December 31, 1999, there were no significant foreign exchange gains or losses.

13. Other expenses

Non recurring costs of $333,000 in 1998 represent costs incurred primarily for termination and relocation expenses.

14. Cost of settlement of litigation

On March 28, 2000 the Company entered into a Settlement Agreement with respect to a lawsuit regarding the "Great Minds" trademark. In connection with the settlement, the Company incurred a charge for 1999 of $510,000, which reflects the amount the Company was required to pay to the plaintiff in the case (net of insurance proceeds) together with related legal expenses (net of insurance proceeds).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Unapix Entertainment, Inc.

The audits referred to in our report dated March 17, 2000 (with respect to Note 14 March 28, 2000 and with respect to Note 4, April 12, 2000) on the consolidated financial statements of Unapix Entertainment, Inc. and subsidiaries, which appear in Part II, also include Schedule II for the years ended December 31, 1999, 1998 and 1997. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


/s/ Richard A. Eisner & Company, LLP


New York, New York
March 17, 2000.

                         UNAPIX ENTERTAINMENT, INC.
                     Valuation and Qualifying Accounts
                               (In thousands)

                              Beginning                         Closing
                               Balance    Increase   Decrease   Balance
                              ---------   --------   --------   -------

Year end December 31, 1999

Allowance for doubtful
 accounts receivables          2,314          761                 3,075


Year end December 31, 1998

Allowance for doubtful
 accounts receivables          1,610          704                 2,314


Year end December 31, 1997

Allowance for doubtful
 accounts receivables          1,004          606                 1,610




























                              EXHIBIT INDEX


EXHIBIT                                                            SEQUENTIAL
NUMBER    DESCRIPTION                                           PAGE LOCATION
-------   -----------                                           -------------

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


EXHIBIT                                                            SEQUENTIAL
NUMBER    DESCRIPTION                                           PAGE LOCATION
-------   -----------                                           -------------

3.1.9     Certificate of Designation, Powers, Preferences and
          Rights of the 6% Series B Convertible Preferred Stock
          [incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K for Event of July
          16, 1998 (the "July 1998 Form 8-K")]

3.1.10    Certificate of Designations, Preferences and Rights of
          Series C 8% Cumulative Convertible Preferred Stock
          [incorporated herein by reference to Exhibit 3.1.10 to the Company's Annual Report on Form 10-KSB for 1998
          (the "1998 Form 10-KSB")]

3.2 By-Laws of the Company [incorporated herein by reference to Exhibit 3.2 to the 1998 Form 10-KSB]

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



EXHIBIT                                                            SEQUENTIAL
NUMBER    DESCRIPTION                                           PAGE LOCATION
-------   -----------                                           -------------

*10.1     Employment Agreement between the Company and Scott
          Hanock [incorporated herein by reference to Exhibit
          10.2 to the Registration Statement]

*10.1.1 Form of Amendment No. 1 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.1 to the Registration Statement]

*10.1.2 Form of Amendment No. 2 to Employment Agreement between the Company and Scott Hanock [incorporated herein by reference to Exhibit 10.2.2 to the Registration Statement]

*10.2     1993 Stock Option Plan, as amended (1)

10.3      Form of Lease Agreement for 537 Steamboat Road, Greenwich,
          Connecticut offices [incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-KSB]

10.4      Lease Agreement for 200 Madison Avenue Location
          [incorporated herein by reference to Exhibit 10.9 to the 1995 Form 10-KSB]

*10.5 Form of Earnings Performance Stock Option Agreement between the Company and Herbert M. Pearlman, dated April 23, 1993
          [incorporated herein by reference to Exhibit 10.18 to the Registration Statement]

10.6 Schedule of omitted documents in the form of Exhibit 10.9, including material detail in which such documents differ from Exhibit 10.9 [incorporated herein by reference to Exhibit
          10.18.1 to the Registration Statement]

*10.7     Amended and Restated Employment Agreement between the
          Company and Robert Baruc (1)

*10.8     Employment Agreement between the Company and David A.
          Dreilinger, as amended (1)

*10.9     Employment Agreement between the Company and Cheryl Freeman (1)

*10.10    Employment Agreement between the Company and Michael Epps (1)

*10.11 Separation Agreement, dated January 31, 1999, between the Company and David M. Fox (1)

10.12 Lease Agreement, as amended to date, for Miramar's offices at 200 Second Avenue West, Seattle, Washington
          [incorporated herein by reference to Exhibit 10.29 to the 1996 Form 10-KSB]

EXHIBIT                                                            SEQUENTIAL
NUMBER    DESCRIPTION                                           PAGE LOCATION
-------   -----------                                           -------------

10.13 Lease Agreement for Miramar's offices located at the Fourth and Vine Building, 2601 Fourth Avenue, Seattle,
          Washington 98121 (1)

10.14 Convertible Preferred Stock Purchase Agreement, dated as of July 15, 1998, between KA Investments LDC and the Company [incorporated herein by reference to Exhibit
          10.1 to the July 1997 Form 8-K]

10.15 Registration Rights Agreement, dated as of July 15, 1998, between KA Investments LDC and the Company [incorporated herein by reference to Exhibit 10.2 to the July 1998 Form 8-K]

10.16 Lease Agreement for Unapix Production West's office space located at 10950 West Washington Boulevard, Culver City,
          California 90232 [incorporated herein by reference to Exhibit
          10.21 to the 1998 Form 10-KSB]

10.17     Lease Agreement for The Jazz Store's offices located at 427
          Bloomfield Avenue, Montclair, New Jersey 07042
          [incorporated herein by reference to Exhibit 10.22 to the 1998 Form 10-KSB]

10.18 Sublease Agreement for Unapix International's Office space located at 15910 Ventura Boulevard, Encino, California
          [incorporated herein by reference to Exhibit 10.23 to the 1998 Form 10-KSB]

10.19     Credit and Security Agreement, dated as of September 28,
          1999, among Unapix Entertainment, Inc. and its subsidiaries and General Electric Capital Corporation [incorporated herein by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K for event of September 28, 1999]

10.20     Amendment No. 1 to Credit and Security Agreement and
          Waiver, dated as of April 12, 2000, among Unapix
          Entertainment, Inc. and its subsidiaries and General Electric
          Capital Corporation (1)

21.1      Subsidiaries (1)

23.1      Consent of Richard A. Eisner & Company, LLP. (1)

27.1      Financial Data Schedules (1)

--------------------------
(1) Filed herewith.

* Management contract or compensatory plan or arrangement.

                                EXHIBIT 10.2

                          UNAPIX ENTERTAINMENT, INC.
                            1993 Stock Option Plan

Section 1.  Purpose; Definitions.

1.1 Purpose. The purpose of the Unapix Entertainment, Inc. (the "Company") 1993 Stock Option Plan (the "Plan") is to enable the Company to offer its key employees, officers, directors and consultants whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company.

1.2 Definitions. For purposes of the Plan, the following terms shall be defined as set forth below:

(a) "Agreement" means the agreement between the Company and the Holder setting forth the terms and conditions of an award under the Plan.

(b) "Board" means the Board of Directors of the Company.

(c) "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor thereto and the regulations promulgated thereunder.

(d) "Committee" means the Stock Option Committee of the Board or any other committee of the Board which the Board may designate to administer the Plan or any portion thereof. If no Committee is so designated, then all references in this Plan to "Committee" shall mean the Board.

(e) "Common Stock" means the Common Stock of the Company, par value $.01 per share.

(f) "Company" means Unapix Entertainment, Inc., a corporation organized under the laws of the State of Delaware.

(g) "Disability" means disability as determined under procedures established by the Committee for purposes of the Plan.

(h) "Effective Date" means the date set forth in Section 7.

(i) "Fair Market Value", unless otherwise required by any applicable provision of the Code or any regulations issued thereunder, means, as of any given date: (i) if the Common Stock is listed on a national securities exchange, quoted on the NASDAQ National Market System or quoted on the NASDAQ Small Cap Market, the last sale price of the Common Stock on the last preceding day on which the Common Stock was traded, as reported by the exchange or NASDAQ, as the case may be; (ii) if the Common Stock is not listed an a national securities exchange or quoted on the NASDAQ National Market System or NASDAQ Small Cap Market, but is traded in the over-the-counter market, the average of the high bid and low asked prices for the Common Stock on the last preceding day for which such quotations are reported by a service providing such quotations (e.g., National Quotation Bureau, Inc.); and (iii) if the fair market value of the Common Stock cannot be determined, pursuant to clause (i) or (ii) above, such price as the Committee shall determine, in good faith.

(j) "Family Group Member" shall mean the spouse, sibling or lineal descendant of the Holder or a trust established for any such person.

(k) "Holder" means a person who has received an award under the Plan.

(1) "Incentive Stock Option" means any Stock Option intended to be and designated as an "incentive stock option" within the meaning of Section 422 of the Code.

(m) "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

(n) "Normal Retirement" means retirement from active employment with the Company or any Subsidiary on or after age 65.

(o) "Parent" means any present or future parent corporation of the Company, as such term is defined in Section 424 (e) of the Code.

(p) "Plan" means the Unapix Entertainment, Inc. 1993 Stock Option Plan, as hereinafter amended from time to time.

(q) "Stock" means the Common Stock of the Company, par value $.01 per share.

(r) "Stock Option" of "Option" means any option to purchase shares of Stock which is granted pursuant to the Plan.

(s) "Subsidiary" means any present or future subsidiary corporation of the Company, as such term is defined in Section 424(f) of the Code.

Section 2.  Administration.

2.1 Committee Membership. The Plan shall be administered by the Board or a Committee. Committee members shall serve for such term as the Board may in each case determine, and shall be subject to removal at any time by the Board. It is the intent of the Board that the Plan qualify under Rule 16b-3 promulgated under the Securities Exchange Act of 1934. To that end, unless otherwise determined by the Board, each committee member shall be a disinterested person (i.e., a director who is not, during the one year prior to service as an administrator of the plan, or during such service, granted or awarded equity securities of the Company pursuant to the Plan or any other plan of the Company or its affiliates as provided by Rule 16b-3).

2.2 Powers of Committee.  The Committee shall have full authority, subject to
Section 4.1 hereof, to grant Stock Options pursuant to the terms of the Plan. For purposes of illustration and not of limitation, the Committee shall have the authority (subject to the express provisions of this Plan).

(a) to select the officers, key employees, directors and consultants of the Company or any Subsidiary to whom Stock Options may from time to time be granted hereunder;
(b) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Stock Option granted hereunder (including, but not limited to, number of shares, share price, any restrictions or limitations, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions, as the Committee shall determine);
(c) to determine any specified performance goals or such other factors or criteria which need to be attained for the vesting of an award granted hereunder;
(d) to permit a Holder to elect to defer a payment under the Plan under such rules and procedures as the Committee may establish, including the crediting of interest on deferred amounts denominated in cash and of dividend equivalents on deferred amounts denominated in Stock;
(e) to determine the extent and circumstances under which Stock and other amounts payable with respect to an award hereunder shall be deferred which may be either automatic or at the election of the Holder; and
(f) to substitute (i) new Stock Options for previously granted Stock Options, which previously granted Stock Options have higher option exercise prices and/or contain other less favorable terms.

2.3 Interpretation of Plan.

(a) Committee Authority. Subject to Section 6 hereof, the Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable, to interpret the terms and provisions of the Plan and any award issued under the Plan (and to determine the form and substance of all Agreements relating thereto), and to otherwise supervise the administration of the Plan. Subject to Section 10 hereof, all decisions made by the Committee pursuant to the provisions of the Plan shall be made in the Committee's sole discretion and shall be final and binding upon all persons, including the Company, its Subsidiaries and Holders.

(b) Incentive Stock Options. Anything in the Plan to the contrary notwithstanding, no term or provision of the Plan relating to Incentive Stock Options or any Agreement providing for Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under
Section 422 of the Code, or, without the consent of the Holder(s) affected, to disqualify any Incentive Stock Option under such Section 422.

Section 3. Stock Subject to Plan.

3.1 Number of Shares. The total number of shares of Common Stock reserved and available for distribution under the Plan shall be 1,600,000 share s. Shares of Stock under the Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. If any shares of Stock that have been optioned cease to be subject to a Stock Option granted hereunder are forfeited or any such award otherwise terminates without a payment being made to the Holder in the form of Stock, such shares shall again be available for distribution in connection with future grants and awards under the Plan. Only net shares issued upon a stock-for-stock exercise (including stock used for withholding taxes) shall be counted against the number of shares available under the Plan.

3.2 Adjustment Upon Changes in Capitalization, Etc. In the event of any merger, reorganization, consolidation, recapitalization, dividend (other than a cash dividend), stock split, reverse stock split, or other change in corporate structure affecting the Stock, such substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Plan and in the number and exercise price of shares subject to outstanding Options granted under the Plan as may be determined to be appropriate by the Committee in order to prevent dilution or enlargement of rights, provided that the number of shares subject to any award shall always be a whole number.

Section 4. Eligibility.

4.1 General. Awards may be made or granted to key employees, officers, directors and consultants who are deemed to have rendered or to be able to render significant services to the Company or its Subsidiaries and who are deemed to have contributed or to have the potential to contribute to the success of the Company. No Incentive Stock Option shall be granted to any person who is not an employee of the Company or a Subsidiary at the time of grant.

4.2 Grant of Options to Officers and Directors. The granting of options to officers and directors of the Company shall be determined by a committee of two or more directors, of which all members shall be disinterested persons, as described in Section 2.1 hereof.

Section 5. Stock Options.

5.1. Grant and Exercise. Stock Options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. Any Stock Option granted under the Plan shall contain such terms, not inconsistent with this Plan, or with respect to Incentive Stock Options, the Code, as the Committee may from time to time approve. The Committee shall have the authority to grant Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options and may be granted alone or in addition to other awards granted under the Plan. To the extent that any Stock Option intended to qualify as an Incentive Stock Option does not so qualify, it shall constitute a separate Non-Qualified Stock option. An Incentive Stock Option may only be granted within the ten year period commencing From the Effective Date and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee ("10% Stockholder") who, at the time of grant, owns Stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or a Parent or Subsidiary.

5.2. Terms and Conditions. Stock Options granted under the Plan shall be subject to the following terms and conditions:

(a) Exercise Price. The exercise price per share of Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant and may be less than 100% of the Fair Market Value of the Stock at the time of grant; provided, however, that the exercise price of an Incentive Stock Option shall not be less than 100% of the Fair Market Value of the Stock at the time of grant (110%, in the case of 10% Holder).
(b) Option Term. Subject to the limitations contained in Section 5.1, the term of each Stock option shall be fixed by the Committee.
(c) Exercisability. Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee. If the Committee provides, in its discretion, that any Stock Option is exercisable only in installments, i.e., that it vests over time, the Committee may waive such installment exercise provisions at any time at or after the time of grant in whole or in part, based upon such factors as the Committee shall determine.
(d) Method of Exercise. Subject to whatever installment, exercise and waiting period provisions are applicable in a particular case, Stock Options may be exercised in whole or in part at any time during the term of the Option, by giving written notice of exercise to the Company specifying the number of shares of Stock to be purchased. Such notice shall be accompanied by payment in full of the purchase price, which shall be in cash or, unless otherwise provided in the Agreement, in shares of Stock or, partly in cash and partly in such Stock, or such other means which the Committee determines are consistent with the Plan's purpose and applicable law. Cash payments shall be made by wire transfer, certified or bank check or personal check, in each case payable to the order of the Company; provided, however, that the Company shall not be required to deliver certificates for shares of Stock with respect to which an Option is exercised until the Company has confirmed the receipt of good and available funds in payment of the purchase price thereof. Payments in the form of Stock shall be valued at the Fair Market Value of a share of Stock on the date prior to the date of exercise. Such payments shall be made by delivery of stock certificates in negotiable form which are effective to transfer good and valid title thereto to the Company, free of any liens or encumbrances. A Holder shall have none of the rights of a stockholder with respect to the shares subject to the Option until such shares shall be transferred to the Holder upon the exercise of the Option.
(e) Transferability. No Stock Option shall be transferable by the Holder, otherwise than by will or by the laws of descent and distribution, and all Stock Options shall be exercisable, during the Holder's lifetime, only by the Holder; provided however that, notwithstanding anything to the contrary contained herein, the Committee may in its sole discretion allow a Non-Incentive Stock Option to be transferred to a Family Group Member.
(f) Termination by Reason of Death. If a Holder's employment by the Company or a Subsidiary terminates by reason of death, any Stock Option held by such Holder, unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, shall be fully vested and may thereafter be exercised by the legal representative of the estate or by the legatee of the Holder under the will of the Holder, for a period of one year (or such other greater or lesser period as the Committee may specify at grant) from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter.

(g) Termination by Reason of Disability. If a Holder's employment by the Company or any Subsidiary terminates by reason of Disability, any Stock Option held by such Holder, unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, shall be fully vested and may thereafter be exercised by the Holder for a period of one year (or such other lesser period as the Committee may specify at the time of grant) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is the shorter.
(h) Other Termination. Subject to the provisions of Section 8 below and unless otherwise determined by the Committee at the time of grant and set forth in the Agreement, if a Holder is an employee of the Company or a Subsidiary at the time of grant and if such are Holder's employment by the Company or any Subsidiary terminates for any reason other than death or Disability, the Stock Option shall thereupon automatically terminate, except that if the Holder's employment is terminated by the Company or a Subsidiary without cause or due to Normal Retirement, then the portion of such Stock Option which has vested on the date of the termination of employment may be exercised for the lesser of three months after termination of employment or the balance of such Stock Option's term.
(i) Additional Incentive Stock Option Limitation. In the case of an Incentive Stock Option, the amount of aggregate Fair Market Value of Stock (determined at the time of grant of the Option) with respect to which Incentive Stock Options are exercisable for the first time by a Holder during any calendar year (under all such plans of the Company and its Parent and Subsidiary) shall not exceed $100,000.
(j) Buyout and Settlement Provisions. The Committee may at any time offer to buy out a Stock Option previously granted, based upon such terms and conditions as the Committee shall establish and communicate to the Holder at the time that such offer is made.
(k) Stock Option Agreement. Each grant of a Stock Option shall be confirmed by, and shall be subject to the terms of, the Agreement executed by the Company and the Holder.
(l) Holding Period. All shares of Stock received by a Holder upon exercise of an Option granted hereunder shall be non-transferable by the Holder until at least six months has elapsed from the date of the granting of such Option.

Section 6. Amendments and Termination.

The Board (but not the Committee) may at any time amend, alter, suspend or discontinue the Plan, but no amendment, alteration, suspension or discontinuance shall be made which would impair the rights of a Holder under any Agreement theretofore entered into hereunder, without his consent.

Section 7. Term of Plan.

7.1 Effective Date. The Plan shall be effective as of April 23, 1993 ("Effective Date"), subject to the approval of the Plan by the stockholders of the Company within one year after the Effective Date. Any awards granted under the Plan prior to such approval shall be effective when made (unless otherwise specified by the Committee at the time of grant), but shall be conditioned upon, and subject to, such approval of the Plan by the Company's stockholders. If the Plan shall not be so approved, all awards granted thereunder shall be of no effect and any Stock received by a Holder upon the exercise of an award shall be deemed forfeited and the Holder shall return the Stock to the Company.

7.2 Termination Date. Unless terminated by the Board, this Plan shall continue to remain effective until such time no further awards may be granted and all awards granted under the Plan are no longer outstanding.
Notwithstanding the foregoing, grants of Incentive Stock Options may only be made during the ten year, period following the Effective Date.

Section 8. General Provisions.

8.1 Written Agreements. Each award granted under the Plan shall be confirmed by, and shall be subject to the terms of the Agreement executed by the Company and the Holder. The committee may terminate any award made under the Plan if the Agreement relating thereto is not executed and returned to the Company within 60 days after the Agreement has been delivered to the Holder for his or her execution.

8.2 Unfunded Status of Plan. The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Holder by the Company, nothing contained herein shall (give any such Holder any rights that are greater than those of a general creditor of the Company.

8.3 Employees.

(a) Engaging in Competition With the Company. In the event an employee Holder terminates his employment with the company or a Subsidiary for any reason whatsoever, and within eighteen (18) months after the date thereof accepts employment with any competitor of, or otherwise engages in competition with, the Company, the Committee, in its sole discretion, may require such Holder to return to the Company the economic value of any award which was realized or obtained (measured at the date of exercise) by such Holder at any time during the period beginning on that date which is six months prior to the date of such Holder's termination of employment with the Company.
(b) Termination for Cause. The Committee may, in the event an employee is terminated for cause, annul any award granted under this Plan to such employee and in such event the Committee, in its sole discretion, may require such Holder to return to the Company the economic value of any award which was realized or obtained (measured at the date of exercise) by such Holder at any time during the period beginning on that date which is six months prior to the date of such Holder's termination of employment with the Company.
(c) No Right of Employment. Nothing contained in the Plan or in any award hereunder shall be deemed to confer upon any employee of the Company or any Subsidiary any right to continued employment with the Company or any Subsidiary, nor shall it interfere in any way with the right of the Company or any Subsidiary to terminate the employment of any of its employees at any time.

8.4 Investment Representations. The Committee may require each person acquiring shares of Stock pursuant to a Stock Option or other award under the Plan to represent to and agree with the Company in writing that the Holder is acquiring the shares for investment without a view to distribution thereof.

8.5 Additional Incentive Arrangements. Nothing contained in the Plan shall prevent the Board from adopting such other or additional incentive arrangements as it may deem desirable, including, but not limited to, the granting of stock options and the awarding of stock and cash otherwise than under the Plan; and such arrangements may be either generally applicable or applicable only in specific cases.

8.6 Withholding Taxes. Not later than the date as of which an amount first becomes includible in the gross income of the Holder for Federal income tax purposes with respect to any option or other award under the Plan, the Holder shall pay to the Company, or make arrangements satisfactory to the Committee regarding the payment of, any Federal, state and local taxes of any kind required by law to be withheld or paid with respect to such amount. If Permitted by the Committee, tax withholding or payment obligations may be settled with Common Stock, including Common Stock that is part of the award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditional upon such payment or arrangements and the Company or the Holder's employer (if not the Company) shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Holder from the Company or any Subsidiary.

8.7 Governing Law. The Plan and all awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware (without regard to choice of law provisions).

8.8 Other Benefit Plans. Any award granted under the Plan shall not be deemed compensation for purposes of computing benefits under any retirement plan of the Company or any Subsidiary and shall not affect any benefits under any other benefit plan now or subsequently in effect under which the availability or amount of benefits is related to the level of compensation (unless required by specific reference in any such other plan to awards under this Plan).

8.9 Non-Transferability. Except as otherwise expressly provided in the Plan, no right or benefit under the Plan may be alienated, sold, assigned, hypothecated, pledged, exchanged, transferred, encumbranced or charged, and any attempt to alienate, sell, assign, hypothecate, pledge, exchange, transfer, encumber or charge the same shall be void.

8.10 Applicable Laws. The obligations of the Company with respect to all Stock Options and awards under the Plan shall be subject to (i) all applicable laws, rules and regulations and such approvals by any governmental agencies as may be required, including, without limitation, the effectiveness of a registration statement under the Securities Act of 1933, as amended, and
(ii) the rules and regulations of any securities exchange an which the Stock may be listed.

8.11 Conflicts. If any of the terms or provisions of the Plan conflict with the requirements of with respect to Incentive Stock Options, Section 422A of the Code, then such terms or provisions shall be deemed inoperative to the extent they so conflict with the requirements of said Section 422A of the Code. Additionally, if this Plan does not contain any provision required to be included herein under Section 422A of the Code, such provision shall be deemed to be incorporated herein with the same force and effect as if such provision had been set out at length herein.

8.12 Non-Registered Stock. The shares of Stock being distributed under this Plan have not been registered under the Securities Act of 1933, as amended (the "1933 Act"), or any applicable state or foreign securities laws and the Company has no obligation to any Holder to register the Stock or to assist the Holder in obtaining an exemption from the various registration requirements, or to list the Stock on a national securities exchange.

                                 EXHIBIT 10.7

                            AMENDED AND RESTATED
                            EMPLOYMENT AGREEMENT

Amended and Restated Employment Agreement, effective as of January 1, 1999, between Unapix Entertainment, Inc., a Delaware corporation (the "Company"), and Robert Baruc, an individual with an address at 66 Emery Drive, Stamford, CT 06902 ("Employee").

WHEREAS, Employee and the Company originally entered into an employment agreement, dated as of August 9, 1993 (the "Original Employment Agreement"), which was subsequently amended by Amendment No. 1 thereto effective as of January 1, 1996 (the Original Employment Agreement as subsequently amended being referred to as the "Prior Employment Agreement").

WHEREAS, the Prior Employment Agreement provides for certain compensation to be paid to the Employee with respect to his employment by the Company and certain other terms of employment;

WHEREAS, the Prior Employment Agreement provides for Employee's serving as President and Chief Executive Officer of A-Pix Entertainment ("A-Pix"), the Company's division that produces, promotes, markets, advertises, distributes and exploits feature films for the home video rental market and the theatrical market in the United States, and as Executive Vice President of the Company (the term "A-Pix" shall include the operations of Unapix Films);

WHEREAS, Employee has been serving as Co-President of the Company; and

WHEREAS, the parties desire to amend and restate the Prior Employment Agreement to (i) reflect Employee's serving as Co-President of the Company,
(ii) effect certain changes to the compensation which is to be paid to Employee, (iii) extend the term of employment, and (iv) to effect certain other changes to the terms and conditions of Employee's employment;

NOW THEREFORE, in consideration of the foregoing premises and the mutual covenants hereinafter set forth, the parties agree as follows:

1. EMPLOYMENT:

The Company hereby employs the Employee, and the Employee hereby accepts continued employment, upon the terms and conditions hereinafter set forth.

2. TERM:

Subject to the provisions of termination as hereinafter provided, the term of this Agreement shall begin on January 1, 1999, and shall terminate on December 31, 2003 (being five years after the commencement date); provided, however, that such term will be automatically renewed for successive one year periods, unless either the Company or Employee gives written notice to the other of its election not to so renew the term at least 90 days prior to the end of the then current term; provided, further, however, that if the Company gives written notice to Employee that it elects not to renew such term less than one year prior to the end of the then current term, then the term shall be extended so that it expires one year from the date such notice is delivered to Employee. The term of this Agreement is hereinafter sometimes referred to as the "Employment Period."

3. COMPENSATION:

(a) For all services rendered by the Employee under this Agreement, the Company shall pay the Employee an annual salary (the "Base Salary") of $257,000 for 1999. Commencing January 1, 2000 and for each year thereafter that this agreement is in effect, Employee's Base Salary will be increased by five percent (5%).

Employee's Base Salary shall be payable in equal installments in conformity with the regular payroll policy of the Company.

(b) Employee will receive from the Company the following bonus compensation for the year 1999 and for each year thereafter during the Employment Period:

(i) two percent (2%) of the Company's annual earnings before taxes ("Company EBT") for such year;
(ii) two percent (2%) of A-Pix's annual earnings before taxes ("A-Pix EBT") for such year; and
(iii) two percent (2%) of "Unapix Program Enterprises' A-Pix related Profits" (as hereinafter defined).

Notwithstanding anything else to the contrary contained herein: (x) subject to clause (y) below, the Company shall pay Employee for each year of the Employment Period an annual non-returnable but recoupable (in the manner set forth in this paragraph) advance of $100,000 of his bonus hereunder (such advance, as adjusted from time to time pursuant to the provisions hereof, the "Bonus Advance"), which Bonus Advance shall be paid at the rate of $25,000 per calendar quarter (i.e. quarterly periods ending March 31, June 30, September 30 and December 31), within fifteen days of the end of each such quarter, and which Bonus Advance shall be setoff against and recouped from all bonus amounts that would otherwise be due to Employee hereunder whether for the year in which such advance is paid or for subsequent periods; (y) to the extent the Bonus Advance paid pursuant to this Section 3(b) with respect to any particular year exceeds the bonus that was earned for that year pursuant to clauses 3(b)(i), 3(b)(ii) and 3(b) (iii) above and that would have been payable had an advance not have been paid, the advance to be paid for the next succeeding year shall be reduced by such excess; and (z) to the extent the bonus earned with respect to any particular year pursuant to clauses 3(b)(i), 3(b)(ii) and 3(b)(iii) exceeds the Bonus Advance paid with respect to such year, the Bonus Advance for the next succeeding year shall be increased by the amount of such excess; provided, however, that the amount of the Bonus Advance shall not in any event exceed $100,000 with respect to any year. As an example, if the Bonus Advance paid for 1999 is $100,000 but the amount of the bonus compensation earned by Employee for 1999 pursuant to clauses 3(b)(i), 3(b)(ii) and 3(b)(iii) is only $75,000, then the amount of the Bonus Advance for the year 2000 will be reduced to $75,000 (which shall be paid in equal quarterly installments); if the bonus compensation earned by Employee for 2000 pursuant to said clauses 3(b)(i), 3(b)(ii) and 3(b)(iii) is $100,000, then the Bonus Advance for 2001 will be increased to $100,000.

For purposes of this Section 3(b):

(i) "Company EBT" for a particular year shall consist of the Company's earnings for such year before payment of all local, state and federal income taxes, but after deduction of all other expenses allocable to that year, and shall be determined in accordance with generally accepted accounting principles ("GAAP");
(ii) "A-Pix EBT" for a particular year shall (A) consist of A-Pix's earnings before payment of all local, state and federal income taxes, but after deduction of all expenses for such year, (B) be determined in accordance with GAAP, and (C) be consistent with A-Pix's earnings reflected in the Company's audited consolidated financial statements for such year; provided, however, that for purposes of calculating A-Pix EBT, A-Pix's operations shall not in any event include: the licensing of feature films or television programming to the domestic television market; the licensing or distribution of feature films or television programming for the international market; the distribution of feature films or television programming via web-sites that the Company owns, controls or operates ("Company Web-Sites") or through catalogues that the Company circulates or controls ("Company Catalogues"); provided, further, however, that A-Pix's operations shall be deemed to include the distribution of feature films via the following means, if, but only if, such distribution is effectuated by Company employees who devote substantially all of their time to the operations of A-Pix (including Unapix Films) and are not considered to be employees of another of the Company's divisions, (x) the distribution of feature films via wholesalers or rack-jobbers for sale to retail stores, or the distribution directly to retail stores, (y) the distribution of feature films via the Internet (other than via Company Web-Sites which shall be deemed to be a distribution by other divisions as aforesaid), or (z) the distribution of feature films via catalogues (other than via Company Catalogues which shall be deemed to be a distribution by other divisions as aforesaid).
(iii) "Unapix Program Enterprises' A-Pix Related Profits" for a particular year shall mean ninety-five percent (95%) of the gross profit, determined in accordance with GAAP and as reflected in the Company's audited consolidated financial statements for such year, obtained by the Company's Unapix Program Enterprises' division from licenses for exhibition on all forms of domestic television, including domestic cable (including basic, pay and pay per view) or domestic network broadcast television stations (but specifically excluding licenses for exhibition granted to individual domestic television stations, or television station groups, through syndication) of feature films that were originally acquired due directly to the efforts of Employee or produced under Employee's supervision.

Notwithstanding the foregoing or anything else to the contrary contained herein, in calculating "A-Pix EBT" for a particular year, (x) all selling, general and administrative expenses that are directly attributable to the operations of A-Pix shall be deducted, (y) there shall be no deduction for general corporate overhead expenses (e.g. legal and accounting personnel who devote substantial time to matters other than the operations of such division), and (z) there shall be a charge of 12% on all cash provided by the Company in order to fund such division's operations, which amount of cash shall be determined based upon A-Pix's negative cash flow, if any, from operations for each calendar quarter during such year.

The Company will remit payment of any bonus to which Employee is entitled pursuant to this Section 3(b) within thirty (30) days of the date the Company's independent auditors complete the financial statements of the Company for the year with respect to which such bonus is being paid. If such bonus is being paid with respect to any fiscal year of the Company during which the Employment Period either commenced or terminated, then the amount of the bonus to be paid shall be the amount that would otherwise be payable pursuant to this Section 3(b) had the Employment Period commenced prior to such year or ended after such year multiplied by a fraction, the numerator of which is the number of days comprising the Employment Period during that year and the denominator of which is 365.

(c) The Employee shall also receive, for each year of his employment hereunder, an annual non-refundable and non-recoupable advance of $50,000 (the "Executive Producer Fee Advance") of the executive producer fees payable to the Company with respect to productions of feature films intended for distribution, at least in part, to the domestic home video rental market or the domestic theatrical market (such executive producer fees being referred to as "Domestic Feature Film Executive Producer Fees"). The Executive Producer Fee Advance shall be paid in equal monthly installments of $4,166.67 each. Other than the Executive Producer Fee Advance, Employee shall have no right, title or interest in or to any executive producer fees payable to the Company or any employee of the Company nor shall he be entitled to any bonus based upon such fee (other than to the extent the bonuses set forth in Sections 3(b)(i) and 3(b)(ii) take such fees into account in calculating earnings before taxes). Employee understands and agrees that he shall not be entitled to be paid an executive producers fee with respect to any work he does on behalf of the Company (other than the Executive Producer Fee Advance expressly provided for herein) and that all such fees shall be payable to the Company.

4. DUTIES:

The Employee is employed as Chief Executive Officer of A-Pix and as Co-President of the Company. Employee shall perform such activities related to such offices as are assigned to him by the Company's Chairman of the Board, Chief Executive Officer, or its Board of Directors. Subject to reasonable travel requirements on behalf of the Company and A-Pix, Employee's duties shall be performed at an office in New York City. The Company shall consult with Employee regarding the location of such office.

5. EXTENT OF SERVICES:

During the term of his employment, Employee will devote all of his business related time to the performance of his services for the Company.

6. VACATION:

The Employee shall be entitled each year to a vacation of three weeks, during which time his compensation shall be paid in full and his fringe benefits shall not be suspended or diminished.

7. FRINGE AND RETIREMENT BENEFITS:

The Employee shall be entitled to participate on the same basis, and subject to the same qualifications as the most senior executives of the Company, in any pension, profit sharing, insurance, stock purchase, savings, hospitalization, sick leave and other fringe benefit plans in effect from time to time with respect to executives of the Company (the "Fringe Benefits"). Employee's Base salary shall constitute the compensation on the basis of which the amount of Employee's benefits under any such plan shall be fixed and determined.

8. EXPENSES:

The Employee shall be entitled to reimbursement, upon presentation of a voucher indicating the amount and purpose, for reasonable expenses incurred on behalf of the Company, including all reasonable travel and entertainment expenses paid or incurred by Employee in connection with the performance of his duties; provided, however, that with respect to certain de minimus expenses the Company will not require a receipt, except to the extent the Company would be required upon audit to present such receipt in order to justify a deduction for income tax purposes.

9. TERMINATION:

(a) Death: If Employee dies during the Employment Period, the Company shall pay Employee's designated beneficiary (or, in the event of the death of or failure to designate a beneficiary, Employee's personal representative) the Base Salary provided for in Section 3(a) above, for the 6 month period (the "6 Month Period") from the week in which Employee dies, at the rate in effect at the time of his death, plus the pro rata amount of bonus pursuant to
Section 3(b) and the Executive Producer Fee Advance pursuant to Section 3(c) as if the Employment Period had ended six months after the date of the Employee's death. The Employment Period shall be deemed to end as of the end of the 6 Month Period, but without prejudice to any other payment due in respect of Employee's death.

(b) Disability. If Employee suffers a "Disability" (as hereinafter defined) and as a result is unable to perform substantially and continuously the duties assigned to him for a period of one hundred twenty (120) consecutive or non-consecutive days out of any consecutive twelve-month period, the Company shall have the right to terminate the employment of the Employee effective thirty (30) days after notice in writing to the Employee. In the event of termination pursuant to this Section 10(b), the Employee shall be entitled to receive (i) any Base Salary and other benefits earned and accrued, and reimbursement for expenses incurred, prior to the date of termination, (ii) regular installments of the Employee's Base Salary for the 6 month period immediately following such termination, and (iii) the pro-rata amount of bonus pursuant to Section 3(b) and the Executive Producer Fee Advance pursuant to Section 3(c) and Fringe Benefits as if the Employment Period had ended six months after the date of such termination. No provision of this Agreement shall limit any of Employee's rights under any Plans for which the Employee was eligible at the time of such death or Disability. During the period of any Disability prior to termination of the Employee's employment, the Employee shall continue to receive his Base Salary.

For purposes of this Agreement, "Disability" shall mean the mental or physical inability of the Employee to materially perform his duties under this Employment Agreement. Notwithstanding anything else to the contrary contained herein, the amount of any Base Salary or other amounts to be paid to the Employee pursuant to this Section 10(b) shall be reduced by any payments paid to Employee for the same period because of Disability under any disability or pension plan of the Company.

(c) Termination for Employee's Breach. The Company shall have the right to terminate this Agreement and the employment hereunder if Employee materially violates his material obligations under this Agreement and Employee fails to cure such violation to the satisfaction of the Company's Board of Directors within thirty (30) days after Employee's receipt of written notice setting forth the specific nature of such violation. The Company may immediately terminate this Agreement upon (i) the good-faith determination, based upon reasonable evidence, by the Company's Board of Directors that there has been an embezzlement of the Company's funds by Employee, (ii) conviction of Employee on a felony charge or conviction of a crime involving an act of moral turpitude; or (iii) subject to Section 11 below, upon the good-faith determination, based upon reasonable evidence by the Company's Board of Directors, that the Employee has continued to have unauthorized discussions of the Company's business activities, or continued to improperly disclose trade secrets or confidential information, concerning the Company's business activities or proposed business activities, after having been provided with written notice from the Company with respect to unauthorized discussions or improper disclosure of trade secrets or confidential information. Upon termination of employment pursuant to this Section 10(c), Employee shall not be entitled to any further bonus payments whatsoever pursuant to Section 3(b) or any further Executive Producer Fee Advance payments pursuant to Section 3(c). For purposes of this Agreement and any option agreements between the Company and Employee, a termination of employment pursuant to this Section 9(c) shall be deemed a termination for "cause."

(d) Termination for Company's Breach. Employee shall have the right to terminate his employment if the Company materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Company receives written notice from Employee thereof. If Employee terminates his employment pursuant to this Section 9(d), he shall be entitled to pursue all other remedies with respect to such breach to which he is entitled at law or in equity, subject to the provisions of this Agreement; such termination shall not be deemed an election of remedy.

(e) No Mitigation of Damages. In the event of termination of employment pursuant to Section 9(d) or the termination of Employee's employment other than pursuant to Section 9(c) (i.e. a termination "without cause"), Employee shall be entitled to full payment of his Base Salary, Bonus Advance and Executive Producer Fee Advance and Fringe Benefits, all pursuant to this Agreement, through the expiration of the then current Employment Period (without giving effect to any renewal of the Employment Period pursuant to Section 2 or otherwise) calculated and payable in accordance with, and at the times provided in, this Agreement as if this Agreement had not been terminated, and Employee shall not be required to mitigate any damages he may sustain by accepting any executive position or other employment whether or not consistent with his present level of responsibility and his education, background and experience. Employee shall also be entitled to (i) the amount of any unpaid Bonus to which Employee is entitled, pursuant to Section 3(b), with respect to the Company's last complete fiscal year preceding the date of such termination (the "Preceding Termination Fiscal Year"), and (ii) the amount of any Bonus to which Employee is entitled, pursuant to Section 3(b), for the Company's fiscal year in which such termination occurs (the "Termination Fiscal Year"), determined on a pro rata basis in accordance with
Section 3(b)(based upon the number of days during the Termination Fiscal Year preceding such termination). The Bonus payments described in clauses (i) and
(ii) of this Section 9(e) shall be paid when such Bonus payments would otherwise have been required to be made pursuant to Section 3(b) had this Agreement not been terminated. For purposes of determining the amount of the Bonus Advance to be paid to Employee pursuant to this Section 9(e), the Bonus Advance to be paid for each year of the Employment Period following termination shall be equal to the amount of the Bonus Advance to which Employee is entitled for the Termination Fiscal Year. Any income earned by the Employee in any other employment or consulting obtained or rendered by him after termination and during the Employment Period (without giving effect to such termination) shall be offset against and reduce amounts due to him hereunder or otherwise. Employee shall not be entitled to any damages other than those expressly provided for in this Section 9(e) as a result of the Company's breach of this Agreement and Employee's termination pursuant to
Section 9(d) or the Company's termination of Employee without cause.

(f) Termination for Change of Control. Employee shall be entitled to elect to terminate this Agreement, by delivering a written notice to the Company, within sixty days of the occurrence of a "Change of Control" (as hereinafter defined). Such termination shall be effective 10 days after delivery of such written notice. For purposes of this Agreement, "Change of Control" means the occurrence of any of the following events after the effective date of this Agreement: (i) the Company consolidates with or merges into any other unaffiliated entity and the Company is not the surviving entity; (ii) the sale, not in the ordinary course of business, of all or substantially all of the collective assets of the Company and its subsidiaries, to any unaffiliated entity; or (iii) at any time "Continuing Directors" (as defined hereinafter) cease to constitute a majority of the Board of Directors of the Company then in office. "Continuing Director" means, at any date, a member of the Company's Board of Directors (x) who was a member of such Board on the effective date of this Agreement or (y) who was nominated or elected by the majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the Company's Board of Directors was recommended or endorsed by the majority of the directors who were Continuing Directors at the time of such election. Notwithstanding the foregoing or anything else to the contrary contained herein, if the surviving entity in a merger or consolidation is not the Company, but a majority of its directors are individuals who were Continuing Directors immediately prior to the merger or consolidation, then the foregoing provisions shall not apply and Employee shall not be entitled to terminate this Agreement.

10. CUSTOMER LISTS AND TRADE SECRETS:

During the Employment Period and for a two year period thereafter, Employee shall treat as the Company's confidential trade secrets all data, information, ideas, knowledge and papers pertaining to the affairs of the Company. Without limiting the generality of the foregoing, such trade secrets shall include: the identity of the Company's customers, suppliers and prospective customers and suppliers; the identity of the Company's creditors and other sources of financing or potential sources of financing, the Company's estimating and costing procedures and the cost of gross prices charged by the Company for its products; the prices or other consideration charged to or required of the Company by any of its suppliers or potential suppliers; and the Company's sales and promotional policies. Employee shall not reveal said trade secrets to others except in the proper exercise of his duties and authorities for the Company, nor use his knowledge thereof in any way that would be detrimental to the interests of the Company, unless compelled to disclose such information by judicial or administrative process; provided, however, that the divulging or communication of information shall not be a breach of this Section 10 to the extent that such information was
(a) previously known by the party to which it is provided or (b) already in the public domain or otherwise publicly available or known generally within the entertainment industry, all through no fault of Employee. Employee shall also treat all information pertaining to the affairs of the Company's suppliers and customers and prospective customers and suppliers as confidential trade secrets of such customers and suppliers and prospective customers and suppliers. For purposes of this Section 10, the term "Suppliers" shall include, without limitation, all persons or entities producing or otherwise rendering services with respect to (x) the production of a film produced by Unapix Films or otherwise intended to be distributed by A-Pix or (y) a promotional campaign with respect to such a film.

11. CERTAIN RESTRICTIONS:

During the Employment Period and for a period of one year thereafter, Employee shall not (i) influence or attempt to influence any customer not to do business with the Company, (ii) induce or solicit any person who shall have been an employee of the Company at the time of termination of the Employment Period or during any part of the period of one year prior to such date to leave the employment of the Company or to become interested in or in any way connected with a business similar to that of the Company, or employ or attempt to employ any such employee of the Company; provided, however, that the foregoing shall not prevent Employee (or any entity in which Employee has an interest) from employing or soliciting for employment a former employee of the Company who was employed by the Company on a temporary basis and solely for the purpose of rendering creative services with respect to a particular production of a feature film, so long as such services have been fully completed and such person is no longer employed by the Company at the time he or she is so solicited or employed by Employee or an entity in which Employee has an interest. Other than as provided in this Paragraph 11, nothing in this Agreement shall prohibit or restrict Employee in any way from seeking other employment or starting a business at any time that Employee is no longer employed by the Company (except as a result of Employee's breach of this Agreement) regardless of whether or not such employment or business is competitive or similar to the business of the Company or A-Pix.

12. INJUNCTION:

Notwithstanding any other provision of this Agreement, Employee acknowledges and agrees that in the event of a violation or threatened violation of any of the provisions of Sections 11 or 12, the Company shall have no adequate remedy at law and shall therefore be entitled to enforce each such provision by temporary or permanent injunctive or mandatory relief obtained in any court of competent jurisdiction, without prejudice to any other remedies that may be available at law or in equity.

Employee acknowledges that the time period and other types of restrictions imposed by Section 10 and 11 are reasonably required for the protection of the Company. If any part or parts of Section 10 or 11 shall be held to be unenforceable or invalid, then the remaining parts shall nevertheless continue to be valid and enforceable as though the invalid portion or portions were not a part hereof. If any of the provisions of Section 10 or 11 relating to the time period or other types of restrictions shall be deemed to exceed the maximum period of time or otherwise be deemed by a court of competent jurisdiction unenforceable, then the time and other types of restrictions shall, for purposes of Section 10 and 11, be deemed to be the maximum time period and/or such restriction which a court of competent jurisdiction would deem valid and enforceable in any state in which such court of competent jurisdiction shall be convened.

For purposes of Section 10 and 11, the term "Company" shall include, in addition to Unapix Entertainment, Inc. ("Unapix"), all of Unapix's subsidiaries and affiliates, including, without limitation, A-Pix and Unapix Films.


13. OPTIONS TO PURCHASE COMMON STOCK:

The Company shall issue Employee 350,000 common stock purchase options (the "Options"), each entitling the Employee to purchase one share of Unapix's common stock, $.01 par value per share ("Common Stock"), at an exercise price equal to $1.875 per share. 100,000 of the Options shall be exercisable immediately upon execution of this Agreement. On January 1, 2000 another 100,000 such Options shall become exercisable and on each of January 1, 2001, January 1, 2002 and January 1, 2003 another 50,000 Options shall become exercisable. The Options shall be evidenced by a Stock Option Agreement substantially in the form annexed hereto as Exhibit A.

14. MISCELLANEOUS PROVISIONS:

(a) Notice and Communications - All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first above written or to such other address of which notice shall have been given in the manner herein provided. Any notice sent to the Company shall be sent to the attention of its Chief Executive Officer with a copy to its General Counsel.

(b) Entire Agreement - All prior agreements and understandings between the parties with respect to the subject matter of this Agreement are superseded by this Agreement with respect to all periods from and after the effective date of this Agreement, and this Agreement constitutes the entire understanding between the parties with respect to employment of the Employee by the Company from and after the effective date of this Agreement. This Agreement may not be modified, amended, changed or discharged, except by a writing signed by the parties hereto and then only to the extent therein set forth.

(c) Non-Delegation, Etc - Neither party may assign any rights under this Agreement; provided, however, that upon the sale or purchase of all or substantially all of the assets, business and goodwill of the Company and the written assignment and assumption of this Agreement by the Company and the purchaser, or upon the merger of the Company into or consolidation thereof with another corporation, this Agreement, subject to the provisions of
Section 9(f), shall bind and inure to the benefit of both the Employee and the acquiring, succeeding or surviving corporation or other entity or individual, as the case may be.

(d) Waiver - No waiver of any breach of this agreement or of any objection to any act or omission connected herewith shall be implied or claimed by any party, or be deemed to constitute a consent to any continuation of such breach, act or omission, unless in a writing signed by the party against whom enforcement of such waiver or consent is sought, and then only to the extent therein set forth.

(e) Section Headings - The section headings of this agreement are solely for the purpose of convenience and shall neither be deemed a part of this agreement nor used in any interpretation thereof.

(f) Governing Law. This Agreement and the relationship of the parties shall be governed by, and construed in accordance with, the laws of the State of New York without giving effect to conflict of laws principles.

(g) Severability. If any provision of this Agreement or part thereof, is held to be unenforceable, the remainder of such provision and this Agreement, as the case may be, shall nevertheless remain in full force and effect.

(h) Binding Effect. This Agreement shall be binding upon and inure to the benefit of Employee, the Company, and the Company's successors and assigns.

(i) Cooperation in Connection with Obtaining Key Man Life Insurance.
Employee agrees to cooperate with the Company in the Company's obtaining "Key Man" life insurance, which insures his life and names the Company as beneficiary. Without limiting the generality of the foregoing, Employee agrees to submit to such medical examinations, and take such other reasonable actions, as may be reasonably requested by the Company in obtaining such insurance.

(j) Work for Hire: Employee shall ensure that all the results and proceeds of Employee's work on films and other entertainment programming during the Employment Period shall be owned by the Company, including the copyright thereto; it being understood that all such work by Employee on films and entertainment programs during the Employment Period, and at all other times Employee has been or shall be employed by Company, is being done on a "work for hire" basis. In the event, for any reason, such results and proceeds are not deemed work for hire, Employee shall be deemed hereby to have assigned to the Company all of his right, title and interest in such results and proceeds.

(k) Staffing. The Company shall provide Employee with such secretarial or administrative assistance as is reasonably required by Employee to effectively perform his duties hereunder.

(l) Arbitration. Any controversy or claim arising out of or relating to this agreement shall be settled by arbitration administered by the American Arbitration Association, located in New York, New York, in accordance with its Commercial Arbitration Rules. The arbitrator in any such proceeding shall have the authority to award to the prevailing party in such proceeding its reasonable costs, including attorneys' fees and disbursements, from the losing party. Judgement on the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

IN WITNESS WHEREOF, the parties hereto execute this Amended and Restated Agreement and intend to be hereby bound, effective as of the date first above written.

ATTEST:                                          UNAPIX ENTERTAINMENT, INC.
                                                 By:
                                                 Name:
                                                 Title:
WITNESS:

                                                 Robert Baruc

                                                                EXHIBIT A
                            UNAPIX ENTERTAINMENT, INC.
                                 STOCK OPTION
                         Date of Grant:  April 23, 1999

Unapix Entertainment, Inc. (the "Company"), a Delaware corporation, pursuant to its 1993 Stock Option Plan, a copy of which is attached to this option (the "Plan"), hereby grants to Robert Baruc (the "Option"), an option to purchase a total of 350,000 shares of common stock (par value $.01 per share) of the Company at an option price of $1.875 a share on the terms and conditions set forth in this option and in the Plan.

1. Subject to the provisions of paragraph 4 below, the Optionee may exercise this Option with respect to 100,000 of the shares on and after the date hereof, an additional 100,000 of the shares on and after January 1, 2000, and an additional 50,000 shares on and after each of January 1, 2001, January 1, 2002 and January 1, 2003, provided that in no event may this Option be exercised later than April 22, 2009 (the "Termination Date").

2. This Option shall not be transferable by the Optionee otherwise than by will or by the laws of descent and distribution. This Option shall not be subject to execution, attachment or other process. During the lifetime of the Optionee, this Option shall be exercisable only by the Optionee.

3. (a) This Option is exercisable with respect to all, or from time to time with respect to any portion, of the shares then subject to exercise, by delivering written notice of the exercise to the Treasurer of the Company at its principal office. Each notice of exercise shall specify the number of shares with respect to which the Option is being exercised (which number, if fewer than all the shares subject to exercise at that time, shall be 100 or an integral multiple of 100), and shall be accompanied by payment of the full purchase price of those shares.

(b) If at any time the Company shall determine that the listing, registration or qualification of the shares subject to this Option upon any securities exchange or under any State or Federal law, or the consent or approval of a governmental of regulatory body, is necessary or desirable in connection with the issue or purchase of the shares subject to this Option, this Option may not be exercised in whole or in part unless the listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company (and the Company shall have no obligation to effect the listing, registration of qualification or to obtain the consent or approval and the Optionee shall have no rights against the Company if it determines not to do so). If a registration statement under the Securities Act of 1933 (the "Act") is not then in effect with respect to the shares issuable upon the exercise of this option, and the Company believes that the shares may be issued pursuant to an exemption from registration, it shall be a condition precedent to the effective exercise of this option that the person exercising this option give the Company a written representation and undertaking, satisfactory in form and substance to the Company, regarding compliance with the provisions of the Act and any other applicable legal requirements (including, without limitation, that the shares, are being acquired for investment only and without a view to the resale or distribution thereof). The Company may place upon the face of any stock certificate or certificates representing shares issued upon exercise of this option an appropriate legend to assure compliance with the Act. The Company may also issue "stop transfer" instructions with respect to such shares acquired by exercise of the Option.

4. This Option shall be exercisable only during the time Optionee continues to be an employee of the Company, except that:

(a) If the Optionee's employment is terminated for any reason (other than as a result of his death, disability or for cause or as a result of Optionee's or the Company's breach of an employment agreement between the Company and Optionee), this option may be exercised by him, to the extent that it was exercisable at the date of termination, at any time within ninety days after the date he ceases to be employed by the Company, but not later than the Termination Date, except that, in case of his death within that ninety day period, this option may be exercised as provided in subparagraph (b) below;

(b) If the Optionee dies while he is employed by the Company or within the ninety day period referred to in subparagraph (a) above, this Option may be exercised, to the extent that it was exercisable by the Optionee at the date of his death, by the person or persons to whom his rights under this Option pass by will or by the laws of descent and distribution, at any time within one year after the date of his death, but not later than the Termination Date;

(c) If the Optionee ceases to be employed by the Company as a result of his becoming disabled, this Option may be exercised, to the extent that it was exercisable by the Optionee at the date of his ceasing to be employed by the Company, at any time within one year after the date of his termination of employment, but not later than the Termination Date;

(d) If the Optionee's employment by the Company is terminated for cause or as a result of Optionee's breach of an employment agreement between the Company and Optionee, this Option and all rights under this Option, to the extent those rights have not been exercised, shall thereupon terminate; and

(e) If the Optionee's employment by the Company is terminated as a result of the Company's breach of a currently effective written employment agreement between the Company and Optionee, then this Option shall continue in full force and effect and shall continue to be exercisable (to the extent it was exercisable on the date of termination), and shall become exercisable in accordance with Paragraph 1 hereof, as if Optionee continued to be employed by the Company until the expiration of the then current employment term (without giving effect to any renewal or extension period). For purposes of clarification, this would mean that this Option would be exercisable until the earlier of (i) the 90th day after the end of the employment term in which the termination occurred (without giving effect to any renewal or extension thereof) or (ii) the Termination Date.

5. (a) If there is any stock dividend, stock split or combination of shares of common stock of the Company, the number and kind of shares then subject to this Option shall be proportionately and appropriately adjusted; no change shall be made in the aggregate purchase price to be paid for all shares subject to this Option, but the aggregate purchase price shall be allocated among all shares subject to this Option after giving effect to the adjustment.

(b) If the Company is merged into, or consolidated with, any other corporation, the Company shall (i) cause provision to be made for the continuance of this Option after that event, or for the substitution for this Option of another option covering the number and class of securities that the Optionee would have been entitled to receive in the merger or consolidation if the Optionee had been the holder of record of a number of shares of common stock of the Company equal to the number of shares covered by the then unexercised portion of this Option (but such substitute option otherwise containing substantially the same terms, provisions and conditions as those contained herein), or (ii) give to the Optionee written notice of its election not to cause such provision to be made and this Option shall become exercisable in full (or, at the election of the Optionee, in part) upon or immediately prior to the effectiveness of the merger or consolidation, in which case this Option shall not be exercisable to any extent after the merger or consolidation. In no event, however, shall this Option be exercisable after the Termination Date.

(c) If there is any other change in the capital stock of the Company including as a result of a recapitalization, reorganization, exchange of shares, or a merger of consolidation in which the Company is the surviving corporation, such adjustment, if any, shall be made in the shares then subject to this Option as the "Committee" (as defined in the Plan) or the Company's Board of Directors may deem equitable. Failure of the Committee or the Company's Board of Directors to provide for an adjustment pursuant to this subparagraph prior to the effective date of any Company action referred to in this subparagraph shall be conclusive evidence that no adjustment is required as a consequence of that action.

7. Nothing in the Option or in the Plan shall confer on the Optionee any right to continue to be employed by the Company or to serve as a director or interfere in any way with the right of the Company to terminate the Optionee as a director or an officer or other employee at any time. The Optionee shall not, by virtue of holding this Option, be entitled to any rights as a stockholder in the Company.

8. This Option shall be exercised in accordance with such administrative regulations as the Committee or the Company's Board of Directors may from time to time adopt. All decisions of the Committee or the Company's Board of Directors, upon any question arising under the Plan or under this instrument, shall be conclusive and binding upon the Optionee and any person or persons to whom rights under this Option may have been transferred by will or by the laws of descent and distribution.

9. The acceptance by the Optionee of this Option shall constitute acceptance of, and agreement to, all the terms and conditions contained in this Option and in the Plan.

10. This Option and the Plan contain a complete statement of all the terms of this Option, cannot be changed or terminated orally, and shall be governed by the laws of the State of New York applicable to agreements made and to be performed wholly within the State of New York.

UNAPIX ENTERTAINMENT, INC.
By:
Name:
Title:

ACCEPTED:
Robert Baruc

                                 EXHIBIT 10.8

                             EMPLOYMENT AGREEMENT

THIS AGREEMENT is made effective as of May 18, 1998, and has been entered into between Unapix Entertainment, Inc., a Delaware corporation with its principal offices at 200 Madison Avenue, New York, NY, 10016 (hereinafter, together with its subsidiaries referred to as the "Employer" or "Company"), and David A. Dreilinger, an individual with a residence located at 49 Stornowaye, Chappaqua, New York 10514 (hereinafter called the "Employee").

WHEREAS, Employer desires to employ, on the terms and subject to the conditions set forth herein, the Employee as Chief Operating Officer; and

WHEREAS, the Employee desires to be employed by the Employer on the terms and conditions set forth herein,

NOW THEREFORE, the Employer and Employee agree as follows:

1. EMPLOYMENT:

The Employer hereby employs the Employee, and the Employee hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2. TERM:

Subject to the provisions of termination as hereinafter provided, the term of Employee's employment by the Company shall begin on the effective date of this Agreement (the "Commencement Date") and shall terminate on the third anniversary of the Commencement Date (the "Initial Term"); provided, however, that this Agreement shall be automatically renewed on the terms hereof on the last day of the Initial Term and thereafter on the last day of each successive one-year period (a "Renewal Period") on a year to year basis, unless either the Company or Employee shall give notice of non-renewal to the other party at least twelve months prior to the end of the Initial Term or such successive Renewal Period, whereupon such termination shall be effective as of the last day of such Initial Term or Renewal Period, as the case may be. The term of Employee's employment by Employer under this Agreement (including the Initial Term and Renewal Periods, if any), is hereinafter sometimes referred to as the "Employment Period".

3. COMPENSATION:
(a) For all services rendered by Employee pursuant to his employment by Employer under this Agreement, the Employer shall pay the Employee the following annual salary for the respective periods set forth below (the "Base Salary"):

$175,000 for the one year period commencing on the Commencement Date and terminating on the day preceding the first anniversary thereof (the "First Anniversary");

$187,500 for the one year period commencing on the First Anniversary and terminating on the day preceding the second anniversary of the Commencement Date (the "Second Anniversary"); and

$200,000 for each one year period, if any, of the Employment Period commencing with the Second Anniversary.

Such compensation shall be payable in equal installments in conformity with the regular payroll of Employer.

(b) Employee will receive from the Company the following bonus compensation with respect to each calendar year during the Employment Period:
(i) 2% of the Company's first $7,500,000 annual earnings before taxes ("EBT")in excess of $2,293,000 of EBT, if any, for such year. For purposes of illustration, if the Company has EBT equal to $9,793,000 for a particular year, the bonus would equal $150,000 with respect to such year; and
(ii) 1% of all EBT for such year in excess of $9,793,000. For purposes of illustration, if the Company has EBT equal to $10,793,000 for a particular year, the total bonus would equal $160,000 with respect to such year ($150,000 with respect to the first $9,793,000 of EBT plus $10,000 with respect to the next $1,000,000 of EBT).

For purposes of this Section 3(b), EBT for a particular year shall consist of the Company's earnings for such year before payment of all local, state and federal income taxes, but after deduction for all expenses allocable to that year, and shall be determined in accordance with generally accepted accounting principles ("GAAP"). EBT for each year shall be as reflected in the Company's audited financial statements for such year.

Employer will remit payment of any bonus to Employee within thirty (30) days of the date that Employer's independent auditors complete the financial statements of the Company for the year with respect to which such bonus is being paid. If such bonus is being paid with respect to any fiscal year of the Company during which the Employment Period either commenced or terminated, then the amount of the bonus to be paid shall be the amount that would otherwise be payable pursuant to this Section 3(b) had the Employment Period commenced prior to such year or ended after such year multiplied by a fraction the numerator of which is the number of days comprising the Employment Period during that year and the denominator of which is 365. For purposes of illustration: if the Company has EBT equal to $9,793,000 for the year 1998, Employee's bonus for such year will equal $93,699; and if the Employment Period terminates at the end of the Initial Term, May 18, 2001, and the Company has EBT for the year 2001 also equal to $9,793,000, then Employee's bonus for such year will equal $56,301.

4. DUTIES:

The Employee is employed as the Company's Chief Operating Officer. Employee shall report to the President and Chairman of the Board of the Company, until otherwise directed by the Company's Board of Directors, and shall perform such duties as are assigned to him by the President or Chairman of the Board.

5. EXTENT OF SERVICES:

During the term of his employment, Employee will devote all of his business related time to the performance of his services for the Company, and except as may be specifically permitted by the Board of Directors of the Company, shall not be engaged in any other business activity during the Employment Period. Notwithstanding the foregoing, Employee may devote a de minimus amount of his time to the legal representation of Jennings Burch, subject to the following conditions to which Employee expressly agrees: (i) Employee shall make clear to Mr. Burch and all other parties with whom Employee interacts in the course of such representation that Employee is acting in his individual capacity and is not acting as an agent or representative of the Company. Employee shall indemnify the Company for any loss, cost or expenses (including, without limitation, reasonable attorneys fees it may incur as result of such representation); (ii) Employee shall not represent Mr. Burch with respect to any activities that are directly or indirectly competitive with any of the Company's businesses; (iii) Employee shall not devote any of his efforts during normal business hours to such representation and shall not use the Company premises or resources in connection with such representation; and (iv) such representation shall not interfere in any manner with Employee's responsibilities and obligations to the Company.

6. VACATION:

The Employee shall be entitled each year to a vacation of three weeks during the Initial Term and four weeks thereafter, during which time his compensation shall be paid in full and his fringe benefits shall not be suspended or diminished.

7. FRINGE AND RETIREMENT BENEFITS:

The Employee shall be entitled to participate on the same basis, and subject to the same qualifications, as other executives of the Employer (other than those benefits provided under or pursuant to separate individual employment agreements or arrangements), in any pension, profit sharing, insurance, stock purchase, savings, hospitalization, sick leave and other fringe benefit plans ("Plans") in effect from time to time with respect to executives of the Employer (the "Fringe Benefits"). Employee's Base Salary shall constitute the compensation on the basis of which the amount of Employee's benefits under any such plan shall be fixed and determined. Notwithstanding the foregoing, at Employee's option, for the period from the Commencement Date through August 1998 the Company will either (i) pay the costs of maintaining his and his family's current health insurance pursuant to COBRA, or (ii) will pay for Employee's and his family's coverage under the group health insurance plan that the Company maintains, subject to the same terms and conditions as the Company's other employees. After August 1998 the Company shall only be obligated to pay for Employee's and his family's coverage under the group health insurance plan that the Company maintains, subject to the same terms and conditions as the Company's other employees.

8. EXPENSES:

The Employee shall be entitled to reimbursement for reasonable out-of-pocket expenses incurred on behalf of the Employer, including all reasonable travel and entertainment expenses paid or incurred by Employee in connection with the performance of his duties. Employee shall provide such documentation for such expenses as Employer shall from time to time reasonably require.

9. TERMINATION:

(a) Death. If Employee dies during the Employment Period, the Company shall pay Employee's designated beneficiary (or, in the event of the death of or failure to designate a beneficiary, Employee's personal representative) the Base Salary provided for in Section 3(a) above, for the four calendar week period (the "Four Week Period") following the calendar week in which Employee dies, at the rate in effect at the time of his death. The Employment Period shall be deemed to end as of the end of the Four week Period, but without prejudice to any other payments due in respect of Employee's death.

(b) Disability. If Employee suffers a "Disability" (as hereinafter defined) and as a result is unable to perform substantially and continuously the duties assigned to him for a period of 90 consecutive or 120 non-consecutive days out of any consecutive twelve-month period, the Company shall have the right to terminate the employment of the Employee effective 30 days after notice in writing to the Employee. In the event of termination pursuant to this Section 9(b), the Employee shall be entitled to receive (i) any Base Salary and other benefits earned and accrued, and reimbursement for expenses incurred, prior to the date of termination, and (ii) regular installments of the Employee's Base Salary for the four week period immediately following such termination. No provision of this Agreement shall limit any of Employee's rights under any Plans for which the Employee was eligible at the time of such death or Disability. During the period of any Disability prior to termination of the Employee's employment, the Employee shall continue to receive his Base Salary, reduced by any payments paid to the Employee for the same period because of disability under any disability or pension plan of the Company.

For purposes of this Agreement, "Disability" shall mean the mental or physical inability of the Employee to materially perform his duties under this Employment Agreement.

(c) Termination for Employee's Breach. Employer shall have the right to terminate this Agreement and the employment hereunder if Employee materially violates his responsibilities under the Agreement and such violation continues after having received notice of such violation and 30 days to cure such violation(s) to the satisfaction of Employer's Board of Directors. Employer may immediately terminate this Agreement (i)upon the good-faith determination by Employer's Board of Directors that the Employee has willfully defaulted on a material obligation of this Agreement; (ii) upon the good-faith determination by Employer's Board of Directors that there has been a defalcation of the Employer's funds by Employee; (iii) upon conviction of Employee on a felony charge; (iv) upon Employee's commission of an act of moral turpitude; or (v) subject to Section 10 below, upon the good-faith determination by Employer's Board of Directors that the Employee has continued to have unauthorized discussions of Employer's business activities, or continued to improperly disclose trade secrets or confidential information concerning Employer's business activities or proposed business activities, after having been provided with written notice from the Company with respect to unauthorized discussions or improper disclosure of trade secrets or confidential information. Upon termination of employment pursuant to this
Section 9(c), Employee shall not be entitled to any further bonus payments pursuant to Section 3(b).

(d) Termination for Employer's Breach. Employee shall have the right to terminate this Agreement if the Employer materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Employer receives written notice from Employee thereof.

(e) Termination Without Cause. Notwithstanding anything to the contrary contained in this Agreement, Employer may terminate Employee's employment under this Agreement without cause effective as of the 180th day following the Commencement Date (the "180th Day"); provided, however, that Employer must give Employee at least 10 days prior written notice if it intends to terminate Employee's employment on such date. If Employee's employment hereunder is terminated pursuant to this Section 9(e), then Employer will pay: (i) to Employee an aggregate amount equal to $131,250, which shall be payable in equal installments over the nine month period immediately following the 180th Day (the "Termination Period") in conformity with the regular payroll of Employer as if Employee were still employed during such period; and (ii) the costs of continuing Employee's and his family's health benefits under the Company's group health insurance plan for the Termination Period under COBRA. Employee shall not be entitled to any other benefit or compensation following termination of his employment pursuant to this Section 9(e).

10. CUSTOMER LISTS AND TRADE SECRETS:

From and after the date of this Agreement, including after the Employment Period, Employee shall treat as the Company's confidential trade secrets all data, information, ideas, knowledge and papers pertaining to the affairs of the Company. Without limiting the generality of the foregoing, such trade secrets shall include: the identity of the Company's customers, licensors, and suppliers and prospective customers, licensors and suppliers; the identity of the Company's creditors and other sources of financing or potential creditors and other potential sources of financing; the Company's estimating and costing procedures and the cost and gross prices charged by the Company for its products or rights; the prices or other consideration charged to or required of the Company by any of its suppliers or licensors or potential suppliers or licensors; the Company's sales and promotional policies; and all information relating to entertainment programs or properties being produced or otherwise developed by the Company. Employee shall not reveal said trade secrets to others except in the proper exercise of his duties and authorities for the Company, or use his knowledge thereof in any way that would be detrimental to the interests of the Company, unless compelled to disclose such information by judicial or administrative process; provided, however, that the divulging of information shall not be a breach of this Section 10 to the extent that such information was (i) previously known by the party to which it is divulged or (ii) already in the public domain, all through no fault of Employee. Employee shall also treat all information pertaining to the affairs of the Company's suppliers, licensors and customers and prospective customers, licensors and suppliers as confidential trade secrets of such customers, licensors and suppliers and prospective customers, licensors and suppliers.

11. CERTAIN RESTRICTIONS:

During the Employment Period and for a period of two years thereafter Employee shall not (i) influence or attempt to influence any customer not to do business with the Company, (ii) induce, invite, solicit or attempt to induce, invite or solicit any person who shall have been an employee of the Company at the time of termination of the Employment Period or during any part of the period of one year prior to such date to leave the employ of the Company or to become interested in or in any way connected with a business similar to that of the Company, or employ or attempt to employ any such employee of the Company, (iii) divert or attempt to divert any business from the Company, (iv) interfere or attempt to interfere in any way with the Company's relationship with any of such customers or employees or the Company's licensors or suppliers.

In addition to any other restrictions on Employee's activities, Employee shall not, during the Employment Period, directly or indirectly, except with the written consent of Company, engage in any business (whether alone or as a consultant, officer, director, owner, employee, partner or other active or passive participant) with or for, be financially interested in, or represent or otherwise render assistance or services to any person or entity who or which competes or intends to compete, or who or which is affiliated (by reason of common control, ownership or otherwise) with any other person or entity who or which competes or intends to compete, directly or indirectly, with the business then conducted by the Company or any of its affiliates. Notwithstanding the foregoing, Employee shall not be precluded from the ownership, directly or indirectly, solely as an investment, of securities of any entity which are traded on any national securities exchange or NASDAQ, if Employee (A) is not a controlling person of, or a member of a group which controls, such entity and (B) does not, directly or indirectly, own 5% or more of any class of securities of such entity.

12. INJUNCTION:

Notwithstanding any other provisions of this Agreement, Employee acknowledges and agrees that in the event of a violation or threatened violation of any of the provisions of Section 10 or 11, Employer shall have no adequate remedy at law and shall therefore be entitled to enforce each such provision by temporary or permanent injunctive or mandatory relief obtained in any court of competent jurisdiction, without the necessity of proving damage, without posting bond or other security, and without prejudice to any other remedies that may be available at law or in equity.

13. OPTIONS TO PURCHASES COMMON STOCK:

The Company will grant Employee 100,000 common stock purchase options (the "Options"), each entitling Employee to purchase one share of the Company's common stock at an exercise price equal to $4.31 per share. None of the Options shall be exercisable until the first anniversary of the Commencement Date. Commencing on such first anniversary and on each of the next two such anniversaries during the Employment Period, one third of the Options shall become exercisable (i.e. on the first anniversary 33,334 Options shall become exercisable; on the second anniversary 33,333 Options shall become exercisable; and on the third anniversary the remaining 33,333 Options shall become exercisable); provided, however, that all of Employee's options shall become immediately exercisable, if (i) the Company sells all or substantially all of its assets or (ii) merges into or consolidates with another corporation or sell shares of capital stock, and in connection with such transaction there is a change in the composition of a majority of the Company's Directors.

The Options shall terminate ten years after the date of grant.

Notwithstanding the foregoing, all Options shall terminate ninety (90) days after termination of Employee's employment by the Company, unless such termination of employment is pursuant to Section 9(c), in which case such Options shall immediately expire. The Options shall have such other terms and provisions as are customarily contained in options granted by the Company to its other employees.

14. MISCELLANEOUS PROVISIONS:

(a) Notice and Communication. All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first above written or to such other address of which notice shall have been given in the manner herein provided.

(b) Entire Agreement. All prior agreements and understandings between the parties with respect to the subject matter of this Agreement are superseded by this Agreement, and this Agreement constitutes the entire understanding between the parties with respect to employment of the Employee by Employer. This Agreement may not be modified, amended, changed or discharged, except by a writing signed by the parties hereto and then only to the extent therein set forth.

(c) Non-Delegation, Etc. Neither party may assign any rights under this Agreement; provided, however, that upon the sale of all or substantially all of the assets, business and goodwill of the Company, or upon the merger of the Company into or consolidation thereof with another corporation, this Agreement shall bind and inure to the benefit of both the Employee and the acquiring, succeeding or surviving corporation or other entity or individual, as the case may be.

(d) Waiver. No waiver of any breach of this Agreement or of any objection to any act or omission connected herewith shall be implied or claimed by any party, or be deemed to constitute a consent to any continuation of such breach, act or omission, unless in a writing signed by the party against whom enforcement of such waiver or consent is sought, and then only to the extent therein set forth.

(e) Section Headings. The section headings of this Agreement are solely for the purpose of convenience and shall neither be deemed a part of this Agreement nor used in any interpretation thereof.

(f) Governing Law. This Agreement and the relationship of the parties shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to conflict of laws principles.

(g) Prior Employment. Employee represents to Employer that Employee is not a party to or bound by any agreement, understanding or restriction relating to his employment. Employee expressly represents, undertakes and agrees that he has not done and will not do anything in furtherance of this Agreement or his duties hereunder that will violate any obligations he may have to any prior employer (or will impose upon Employer any liability to any prior employer) and that he will comply with all requirements of notice applicable to the termination of any prior employment or agreement before he commences his employment under this Agreement.

(h) Severability. If any provision of this Agreement or part thereof, is held to be unenforceable, the remainder of such provision and this Agreement, as the case may be, shall nevertheless remain in full force and effect.

(i) Binding Effect. This Agreement shall be binding upon and inure to the benefit of Employee, the Company, and the Company's successors and assigns.

(j) Cooperation in Connection with Obtaining Key Man Life Insurance. If the Company, in its discretion, elects to obtain "Key Man" life insurance with respect to Employee, which insures Employee's life and names the Company as beneficiary, Employee shall cooperate with the Company in obtaining said insurance. Without limiting the generality of the foregoing, Employee agrees to submit to such medical examinations, and take such other actions, as may be reasonably requested by the Company in obtaining such insurance.

IN WITNESS WHEREOF, the parties hereto execute this Agreement and intend to be hereby bound, effective as of the date first above written.

UNAPIX ENTERTAINMENT, INC., David M. Fox, President
Name:
Title:

ATTEST:

David A. Dreilinger

WITNESS:
Name:


MEMORANDUM


TO:  Herb Pearlman
FROM:  David Dreilinger
DATE:  May 3, 1999

Herb,
As we discussed, the following have been approved:

1.My salary increase will be $25,000 (for an annual salary of $200,000). One-half of the increase, or $12,500, will be paid in a lump sum up front, with the balance payable according to regular payroll practices.

2.The threshold for calculating my bonus from 1999 and thereafter will be EBIT of $1,000,000 instead of the $2,293,000 currently provided for.

Many thanks again.

David


AGREED:

/s/ Herbert M. Pearlman
Herb Pearlman

                            EXHIBIT 10.9

                           EMPLOYMENT AGREEMENT


THIS AGREEMENT is made effective as of May 4, 1998, and has been entered into between Unapix Entertainment, Inc., a Delaware corporation with its principal offices at 200 Madison Avenue, New York, NY, 10016 (hereinafter, together with its subsidiaries referred to as the "Employer" or "Company"), and Cheryl Freeman, an individual with a residence located at 1970 Fullbroke Drive, Thousand Oaks, California 91362 (hereinafter called the "Employee").

WHEREAS, Employer desires to employ, on the terms and subject to the conditions set forth herein, the Employee as Vice President of Finance, Accounting and Operations West Coast; and

WHEREAS, the Employee desires to be employed by the Employer on the terms and conditions set forth herein,

NOW THEREFORE, the Employer and Employee agree as follows:

1. EMPLOYMENT:

The Employer hereby employs the Employee, and the Employee hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2. TERM:

Subject to the provisions of termination as hereinafter provided, the term of Employee's employment by the Company shall begin on the effective date of this Agreement (the "Commencement Date") and shall terminate on the third anniversary of the Commencement Date (the "Initial Term"); provided, however, that this Agreement shall be automatically renewed on the terms hereof on the last day of the Initial Term and thereafter on the last day of each successive one-year period (a "Renewal Period") on a year to year basis, unless either the Company or Employee shall give notice of non-renewal to the other party at least six months prior to the end of the Initial Term or such successive Renewal Period, whereupon such termination shall be effective as of the last day of such Initial Term or Renewal Period, as the case may be. The term of Employee's employment by Employer under this Agreement (including the Initial Term and Renewal Periods, if any, is hereinafter sometimes referred to as the "Employment Period").

3. COMPENSATION:

(a) For all services rendered by Employee pursuant to her employment by Employer under this Agreement, the Employer shall pay the Employee an annual salary of $101,800 (the "Base Salary"). Such compensation shall be payable in equal installments in conformity with the regular payroll of Employer.

(b) Employee will receive from the Company the following bonus compensation with respect to each of calendar years 1998, 1999 and 2000 during the Employment Period:

(i) 1% of the Company's first $7,500,000 annual earnings before taxes ("EBT")in excess of $2,293,000 of EBT, if any, for such year (i.e. up to a maximum bonus of $75,000 with respect to a particular year based upon 1% of EBT if the Company has EBT at least equal to $9,793,000 for such year); and

(ii) .5% of all EBT for such year in excess of $9,793,000.

For purposes of this Section 3(b), EBT for a particular year shall consist of the Company's earnings for such year before payment of all local, state and federal income taxes, but after deduction for all expenses allocable to that year, and shall be determined in accordance with generally accepted accounting principles ("GAAP"). EBT for each year shall be as reflected in the Company's audited financial statements for such year.

Employer will remit payment of any bonus to Employee within thirty (30) days of the date that Employer's independent auditors complete their audit of the financial statements of the Company for the year with respect to which such bonus is being paid. Notwithstanding anything to the contrary contained herein, if such bonus is being paid with respect to any year of the Company during which the Employment Period either commenced or terminated, then the amount of the bonus to be paid shall be the amount that would otherwise be payable pursuant to this Section 3(b) had the Employment Period commenced prior to such year or ended after such year multiplied by a fraction the numerator of which is the number of days comprising the Employment Period during that year and the denominator of which is 365.

Employee shall be entitled to such bonuses with respect to calendar years of the Employment Period after December 31, 2000, as Employer and Employee shall agree. Employer and Employee agree to negotiate in good-faith a bonus formula for calendar years of the Employment Period after December 31, 2000.

4. DUTIES:

The Employee is employed as the Company's Vice President of Finance, Accounting and Operations West Coast. Employee shall report to the Chief Executive Officer, Chairman of the Board and Chief Operating Officer of the Company, until otherwise directed by the Company's Board of Directors, and shall perform such duties as are assigned to her by the Chief Executive Officer, Chairman of the Board or Chief Operating Officer.

5. EXTENT OF SERVICES:

During the term of her employment, Employee will devote all of her business related time to the performance of her services for the Company, and except as may be specifically permitted by the Board of Directors of the Company, shall not be engaged in any other business activity during the Employment Period; provided, however, that for the week commencing May 3, 1998 and the week commencing May 10, 1998, Employee shall only be required to devote sixteen hours per week to her responsibilities hereunder and her Base Salary for such weeks shall be pro rated accordingly.

6. VACATION:

The Employee shall be entitled each year to a vacation of four weeks, during which time her compensation shall be paid in full and her fringe benefits shall not be suspended or diminished.

7. FRINGE AND RETIREMENT BENEFITS:

The Employee shall be entitled to participate on the same basis, and subject to the same qualifications, as other executives of the Employer (other than those benefits provided under or pursuant to separate individual employment agreements or arrangements), in any pension, profit sharing, insurance, stock purchase, savings, hospitalization, sick leave and other fringe benefit plans ("Plans") in effect from time to time with respect to executives of the Employer (the "Fringe Benefits"). Employee's Base Salary shall constitute the compensation on the basis of which the amount of Employee's benefits under any such plan shall be fixed and determined. Without limiting the generality of the foregoing, Employee and her immediate family shall be entitled to coverage under the Company's health insurance plan, if any, that it may maintain from time to time for its employees located in California, subject to the same terms and conditions (including, without limitation, the obligation to make a co-payment) as are applicable to the Company's other employees located in California.

8. EXPENSES:

The Employee shall be entitled to reimbursement for reasonable out-of-pocket expenses incurred on behalf of the Employer, including all reasonable travel and entertainment expenses paid or incurred by Employee in connection with the performance of her duties. Employee shall provide such documentation for such expenses as Employer shall from time to time reasonably require.

9. TERMINATION:

(a) Death. If Employee dies during the Employment Period, the Company shall pay Employee's designated beneficiary (or, in the event of the death of or failure to designate a beneficiary, Employee's personal representative) the Base Salary provided for in Section 3(a) above, for the four calendar week period (the "Four Week Period") following the calendar week in which Employee dies, at the rate in effect at the time of her death. The Employment Period shall be deemed to end as of the end of the Four week Period, but without prejudice to any other payments due in respect of Employee's death.

(b) Disability. If Employee suffers a "Disability" (as hereinafter defined) and as a result is unable to perform substantially and continuously the duties assigned to her for a period of 90 consecutive or non-consecutive days out of any consecutive twelve-month period, the Company shall have the right to terminate the employment of the Employee effective 30 days after notice in writing to the Employee. In the event of termination pursuant to this
Section 9(b), the Employee shall be entitled to receive (i) any Base Salary and other benefits earned and accrued, and reimbursement for expenses incurred, prior to the date of termination, and (ii) regular installments of the Employee's Base Salary for the four week period immediately following such termination. No provision of this Agreement shall limit any of Employee's rights under any Plans for which the Employee was eligible at the time of such death or Disability. During the period of any Disability prior to termination of the Employee's employment, the Employee shall continue to receive her Base Salary, reduced by any payments paid to the Employee for the same period because of disability under any disability or pension plan of the Company.

For purposes of this Agreement, "Disability" shall mean the mental or physical inability of the Employee to materially perform her duties under this Employment Agreement.

(c) Termination for Employee's Breach. Employer shall have the right to terminate this Agreement and the employment hereunder if Employee materially violates her responsibilities under the Agreement and such violation continues after having received notice of such violation and 30 days to cure such violation(s) to the satisfaction of Employer's Board of Directors. Employer may immediately terminate this Agreement (i)upon the good-faith determination by Employer's Board of Directors that the Employee has willfully defaulted on a material obligation of this Agreement; (ii) upon the good-faith determination by Employer's Board of Directors that there has been a defalcation of the Employer's funds by Employee; (iii) upon conviction of Employee on a felony charge; (iv) upon Employee's commission of an act of moral turpitude; or (v) subject to Section 10 below, upon the good-faith determination by Employer's Board of Directors that the Employee has continued to have unauthorized discussions of Employer's business activities, or continued to improperly disclose trade secrets or confidential information concerning Employer's business activities or proposed business activities, after having been provided with written notice from the Company with respect to unauthorized discussions or improper disclosure of trade secrets or confidential information. Upon termination of employment pursuant to this
Section 9(c), Employee shall not be entitled to any further bonus payments pursuant to Section 3(b).

(d) Termination for Employer's Breach. Employee shall have the right to terminate this Agreement if the Employer materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Employer receives written notice from Employee thereof.

(e) Termination Without Cause. Notwithstanding anything to the contrary contained in this Agreement, Employer or Employee by notice to the other may terminate Employee's employment under this Agreement without cause effective as of the 180th day following the Commencement Date (the "180th Day"); provided, however, that written notice must be given at least 30 days prior to the 180th day. If Employee's employment hereunder is terminated by Employer pursuant to this Section 9(e), then Employer will pay: (i) to Employee an aggregate amount equal to $50,000, which shall be payable in equal installments over the six month period immediately following the effective date of termination (the "Termination Period") in conformity with the regular payroll of Employer as if Employee were still employed during such period; and (ii) the costs of continuing Employee's and her family's health benefits under the Company's group health insurance plan for the Termination Period under COBRA. Employee shall not be entitled to any other benefit or compensation following termination of her employment pursuant to this Section 9(e).

10. CUSTOMER LISTS AND TRADE SECRETS:

From and after the date of this Agreement, including after the Employment Period, Employee shall treat as the Company's confidential trade secrets all data, information, ideas, knowledge and papers pertaining to the affairs of the Company. Without limiting the generality of the foregoing, such trade secrets shall include: the identity of the Company's customers, licensors, and suppliers and prospective customers, licensors and suppliers; the identity of the Company's creditors and other sources of financing or potential creditors and other potential sources of financing; the Company's estimating and costing procedures and the cost and gross prices charged by the Company for its products or rights; the prices or other consideration charged to or required of the Company by any of its suppliers or licensors or potential suppliers or licensors; the Company's sales and promotional policies; and all information relating to entertainment programs or properties being produced or otherwise developed by the Company. Employee shall not reveal said trade secrets to others except in the proper exercise of her duties and authorities for the Company, or use her knowledge thereof in any way that would be detrimental to the interests of the Company, unless compelled to disclose such information by judicial or administrative process; provided, however, that the divulging of information shall not be a breach of this Section 10 to the extent that such information was (i) previously known by the party to which it is divulged or (ii) already in the public domain, all through no fault of Employee. Employee shall also treat all information pertaining to the affairs of the Company's suppliers, licensors and customers and prospective customers, licensors and suppliers as confidential trade secrets of such customers, licensors and suppliers and prospective customers, licensors and suppliers.

11. CERTAIN RESTRICTIONS:

During the Employment Period and for a period of two years thereafter Employee shall not (i) influence or attempt to influence any customer not to do business with the Company, (ii) induce, invite, solicit or attempt to induce, invite or solicit any person who shall have been an employee of the Company at the time of termination of the Employment Period or during any part of the period of one year prior to such date to leave the employ of the Company or to become interested in or in any way connected with a business similar to that of the Company, or employ or attempt to employ any such employee of the Company, (iii) divert or attempt to divert any business from the Company, (iv) interfere or attempt to interfere in any way with the Company's relationship with any of such customers or employees or the Company's licensors or suppliers.

In addition to any other restrictions on Employee's activities, Employee shall not, during the Employment Period, directly or indirectly, except with the written consent of Company, engage in any business (whether alone or as a consultant, officer, director, owner, employee, partner or other active or passive participant) with or for, be financially interested in, or represent or otherwise render assistance or services to any person or entity who or which competes or intends to compete, or who or which is affiliated (by reason of common control, ownership or otherwise) with any other person or entity who or which competes or intends to compete, directly or indirectly, with the business then conducted by the Company or any of its affiliates.

12. INJUNCTION:

Notwithstanding any other provisions of this Agreement, Employee acknowledges and agrees that in the event of a violation or threatened violation of any of the provisions of Section 10 or 11, Employer shall have no adequate remedy at law and shall therefore be entitled to enforce each such provision by temporary or permanent injunctive or mandatory relief obtained in any court of competent jurisdiction, without the necessity of proving damage, without posting bond or other security, and without prejudice to any other remedies that may be available at law or in equity.

13. OPTIONS TO PURCHASES COMMON STOCK:

The Company will grant Employee 50,000 common stock purchase options (the "Options"), each entitling the Employee to purchase one share of the Company's common stock at an exercise price equal to $4.81 per share (which was the closing sales price thereof, as reported by the American Stock Exchange (the "AMEX"), on May 4, 1998, the effective date of this Agreement). None of the Options shall be exercisable until the first anniversary of the Commencement Date. Commencing on such first anniversary and on each of the next two such anniversaries during the Employment Period, one third of the Options shall become exercisable (i.e. on the first anniversary 16,667 Options shall become exercisable; on the second anniversary 16,667 Options shall become exercisable; and on the third anniversary the remaining 16,666 Options shall become exercisable).

The Options shall terminate ten years after the date of grant. Notwithstanding the foregoing, all Options shall terminate ninety (90) days after termination of Employee's employment by the Company, unless such termination of employment is pursuant to Section 9(c), in which case such Options shall immediately expire. The Options shall have such other terms and provisions as are customarily contained in options granted by the Company to its other employees.

14. MISCELLANEOUS PROVISIONS:

(a) Notice and Communication. All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first above written or to such other address of which notice shall have been given in the manner herein provided.

(b) Entire Agreement. All prior agreements and understandings between the parties with respect to the subject matter of this Agreement are superseded by this Agreement, and this Agreement constitutes the entire understanding between the parties with respect to employment of the Employee by Employer. This Agreement may not be modified, amended, changed or discharged, except by a writing signed by the parties hereto and then only to the extent therein set forth.

(c) Non-Delegation, Etc. Neither party may assign any rights under this Agreement; provided, however, that upon the sale of all or substantially all of the assets, business and goodwill of the Company, or upon the merger of the Company into or consolidation thereof with another corporation, this Agreement shall bind and inure to the benefit of both the Employee and the acquiring, succeeding or surviving corporation or other entity or individual, as the case may be.

(d) Waiver. No waiver of any breach of this Agreement or of any objection to any act or omission connected herewith shall be implied or claimed by any party, or be deemed to constitute a consent to any continuation of such breach, act or omission, unless in a writing signed by the party against whom enforcement of such waiver or consent is sought, and then only to the extent therein set forth.

(e) Section Headings. The section headings of this Agreement are solely for the purpose of convenience and shall neither be deemed a part of this Agreement nor used in any interpretation thereof.

(f) Governing Law. This Agreement and the relationship of the parties shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to conflict of laws principles.

(g) Prior Employment. Employee represents to Employer that Employee is not a party to or bound by any agreement, understanding or restriction relating to her employment. Employee expressly represents, undertakes and agrees that she has not done and will not do anything in furtherance of this Agreement or her duties hereunder that will violate any obligations she may have to any prior employer (or will impose upon Employer any liability to any prior employer) and that she will comply with all requirements of notice applicable to the termination of any prior employment or agreement before she commences her employment under this Agreement.

(h) Severability. If any provision of this Agreement or part thereof, is held to be unenforceable, the remainder of such provision and this Agreement, as the case may be, shall nevertheless remain in full force and effect.

(i) Binding Effect. This Agreement shall be binding upon and inure to the benefit of Employee, the Company, and the Company's successors and assigns.

(j) Cooperation in Connection with Obtaining Key Man Life Insurance. If the Company, in its discretion, elects to obtain "Key Man" life insurance with respect to Employee, which insures Employee's life and names the Company as beneficiary, Employee shall cooperate with the Company in obtaining said insurance. Without limiting the generality of the foregoing, Employee agrees to submit to such medical examinations, and take such other actions, as may be reasonably requested by the Company in obtaining such insurance.

(k) Automobile Allowance. During the Employment Period, Employee shall be entitled to an automobile allowance paid by Employer to Employee or her designee equal to $500 per month for the purpose of leasing an automobile.

IN WITNESS WHEREOF, the parties hereto execute this Agreement and intend to be hereby bound, effective as of the date first above written.

UNAPIX ENTERTAINMENT, INC.
By:
Name: Herbert M. Pearlman
Title: Chairman of the Board


WITNESS:
Name:


Cheryl Freeman

                                 EXHIBIT 10.10

                           EMPLOYMENT AGREEMENT

THIS AGREEMENT is made effective as of January 1, 1999, and has been entered into between Unapix Entertainment, Inc., a Delaware corporation with its principal offices at 200 Madison Avenue, New York, NY 10016 (hereinafter, together with its subsidiaries referred to as the "Employer" or "Company"), and Michael R. Epps, an individual with a residence located at 342 Buchanan Boulevard, Red Bank, New Jersey 07701 (hereinafter called the "Employee").

WHEREAS, Employer desires to employ, on the terms and conditions set forth herein, the Employee as General Counsel; and

WHEREAS, the Employee desires to be employed by the Employer on the terms and conditions set forth herein,

NOW THEREFORE, the Employer and Employee agree as follows:

1.  EMPLOYMENT:

The Employer hereby employs the Employee, and the Employee hereby accepts such employment, upon the terms and conditions hereinafter set forth.

2.  TERM:

Subject to the provisions of termination as hereinafter provided, the term of this agreement shall begin as of January 1, 1999, and shall terminate on December 31, 2001 (being three years after the commencement date); provided, however, that such term will be automatically renewed for successive one year periods, unless either the Company or Employee gives notice to the other of its election not to so renew the term at least 90 days prior to the end of the then current term; provided, further, however, that if the Company gives notice to Employee that it elects not to renew such term less than one year prior to the end of the then current term, then the term shall be extended so that it expires one year from the date such notice is delivered to Employee. The term of this Agreement is hereinafter sometimes referred to as the "Employment Period".

3.  COMPENSATION:

(a) For all services rendered by the Employee under this Agreement, the Employer shall pay to the Employee an annual salary (the "Base Salary") equal to $165,750 for 1999. Commencing January 1, 2000 and for each year thereafter that this agreement is in effect, Employee's Base Salary will be increased by five (5%) percent. Employee's Base Salary shall be payable in equal installments in conformity with the regular payroll policy of the Employer.

(b) Employee will receive from the Company for the year 1999 and for each year thereafter that this Agreement is in effect bonus compensation of at least $16,575, which bonus shall be paid in installments throughout the year on the same dates that installments of the Base Salary are paid. Employee shall be paid such additional bonuses as the Company's Board of Directors or more senior executives shall award to him from time to time.

4.  DUTIES:

The Employee is employed as General Counsel of the Company. Employee shall report to the Chief Executive Officer, Chief Operating Officer and Chairman of the Board of the Company, until otherwise directed by the Company's Board of Directors, and shall perform such duties as are assigned to him by any such officer that are consistent with such position. Employee's duties shall be performed in an office in midtown Manhattan or Spring Lake, New Jersey. The Company shall consult with Employee regarding the location of such office.

5.  EXTENT OF SERVICES:

During the term of his employment, Employee will devote all of his business related time to the performance of his services for the Company, and except as may be specifically permitted by the Board of Directors of the Company, shall not be engaged in any other business activity during the Employment Period.

6.  VACATION:

The Employee shall be entitled each year to a vacation of three weeks, during which time his compensation shall be paid in full and his fringe benefits shall not be suspended or diminished.

7.  FRINGE AND RETIREMENT BENEFITS:

The Employee shall be entitled to participate on the same basis, and subject to the same qualifications as other executives of the Employer, in any pension, profit sharing, insurance, stock purchase, savings, hospitalization, sick leave and other fringe benefit plans ("Plans") in effect from time to time with respect to executives of the Employer (the "Fringe Benefits"). Employee's Base Salary shall constitute the compensation on the basis of which the amount of Employee's benefits under any such plan shall be fixed and determined.

8.  EXPENSES:

The Employee shall be entitled to reimbursement for reasonable out-of-pocket expenses incurred on behalf of the Employer, including all reasonable travel and entertainment expenses paid or incurred by Employee in connection with the performance of his duties. Employee shall provide such documentation for such expenses as Employer shall from time to time reasonably require.

9.  TERMINATION:

(a) Death. If Employee dies during the Employment Period, the Company shall pay Employee's designated beneficiary (or, in the event of the death of or failure to designate a beneficiary, Employee's personal representative) the Base Salary provided for in Section 3(a) above, for the six month period (the "Six Month Period") following the calendar week in which Employee dies, at the rate in effect at the time of his death. The Employment Period shall be deemed to end as of the end of the Six Month Period, but without prejudice to any other payments due in respect of Employee's death.

(b) Disability. If Employee suffers a "Disability" (as hereinafter defined) and as a result is unable to perform substantially and continuously the duties assigned to him for a period of 90 consecutive or non-consecutive days out of any consecutive twelve-month period, the Company shall have the right to terminate the employment of the Employee effective 30 days after notice in writing to the Employee. In the event of termination pursuant to this
Section 9(b), the Employee shall be entitled to receive (i) any Base Salary and other benefits earned and accrued, and reimbursement for expenses incurred, prior to the date of termination, (ii) regular installments of the Employee's Base Salary for the six month period immediately following such termination. No provision of this Agreement shall limit any of Employee's rights under any Plans for which the Employee was eligible at the time of such death or Disability. During the period of any Disability prior to termination of the Employee's employment, the Employee shall continue to receive his Base Salary, reduced by any payments paid to the Employee for the same period because of disability under any disability or pension plan of the Company.

For purposes of this Agreement, "Disability" shall mean the mental or physical inability of the Employee to materially perform his duties under this Employment Agreement.

(c) Termination for Employee's Breach. Employer shall have the right to terminate this Agreement and the employment hereunder if Employee materially violates his responsibilities under the Agreement and such violation continues after having received written notice of such violation and 30 days to cure such violation(s) to the satisfaction of Employer's Board of Directors. Employer may immediately terminate this Agreement (i) upon the good-faith determination, based upon reasonable evidence, by Employer's Board of Directors that the Employee has willfully defaulted on a material obligation of this Agreement, (ii) upon the good-faith determination, based upon reasonable evidence, by Employer's Board of Directors that there has been a defalcation of the Employer's funds by Employee, (iii) upon conviction of Employee on a felony charge, (iv) upon Employee's commission of an act of moral turpitude which is in some manner related to the business of the Company; or (v) subject to Section 10 below, upon the good-faith determination, based upon reasonable evidence, by Employer's Board of Directors that the Employee has continued to have unauthorized discussions of Employer's business activities, or continued to improperly disclose trade secrets or confidential information concerning Employer's business activities or proposed business activities, after having been provided with written notice from the Company with respect to unauthorized discussions or improper disclosure of trade secrets or confidential information.

(d) Termination for Employer's Breach. Employee shall have the right to terminate this Agreement if the Employer materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Employer receives written notice from Employee thereof.

(e) No Mitigation of Damages. In the event of termination of employment pursuant to Section 9(d) or the termination of Employee's employment other than pursuant to Section 9(c) (i.e. a termination "without cause"), Employee shall be entitled to full payment of his Base Salary, the bonus compensation set forth in Section 3(b) and Fringe Benefits, all pursuant to this Agreement, through the expiration of the then current Employment Period (without giving effect to any renewal of the Employment Period pursuant to Section 2 or otherwise) calculated and payable in accordance with, and at the times provided in, this Agreement as if this Agreement had not been terminated, and Employee shall not be required to mitigate any damages he may sustain by accepting any executive position or other employment whether or not consistent with his present level of responsibility and his education, background and experience. Any income earned by the Employee in any other employment or consulting obtained or rendered by him after termination and during the Employment Period (without giving effect to such termination) shall be offset against and reduce amounts due to him hereunder or otherwise. Employee shall not be entitled to any damages other than those expressly provided for in this Section 9(e) as a result of the Company's breach of this Agreement and Employee's termination pursuant to Section 9(d) or the Company's termination of Employee without cause.

10.  CUSTOMER LISTS AND TRADE SECRETS:

From and after the date of this Agreement, including after the Employment Period, Employee shall treat as the Company's confidential trade secrets all data, information, ideas, knowledge and papers pertaining to the affairs of the Company. Without limiting the generality of the foregoing, such trade secrets shall include: the identity of the Company's customers, suppliers and prospective customers and suppliers; the identity of the Company's creditors and other sources of financing; the Company's estimating and costing procedures and the cost and gross prices charged by the Company for its products; the prices or other consideration charged to or required of the Company by any of its suppliers or potential suppliers; the Company's sales and promotional policies; and all information relating to entertainment programs or properties being produced or otherwise developed by the Company. Employee shall not reveal said trade secrets to others except in the proper exercise of his duties and authorities for the Company, or use his knowledge thereof in any way that would be detrimental to the interests of the Company, unless compelled to disclose such information by judicial or administrative process; provided, however, that the divulging of information shall not be a breach of this Section 10 to the extent that such information was (i) previously known by the party to which it is divulged, (ii) already in the public domain, all through no fault of Employee, or (iii) required to be disclosed by Employee pursuant to judicial or governmental order. Employee shall also treat all information pertaining to the affairs of the Company's suppliers and customers and prospective customers and suppliers as confidential trade secrets of such customers and suppliers and prospective customers and suppliers.

11.  CERTAIN RESTRICTIONS:

During the Employment Period and for a period of two years thereafter Employee shall not (i) influence or attempt to influence any customer not to do business with the Company, (ii) induce, invite, solicit or attempt to induce, invite or solicit any person who shall have been an employee of the Company at the time of termination of the Employment Period or during any part of the period of one year prior to such date to leave the employ of the Company or to become interested in or in any way connected with a business similar to that of the Company, or employ or attempt to employ any such employee of the Company, (iii) divert or attempt to divert any business from the Company, (iv) interfere or attempt to interfere in any way with the Company's relationship with any of such customers, employees or suppliers.

12.  INJUNCTION:

Notwithstanding any other provisions of this Agreement, Employee acknowledges and agrees that in the event of a violation or threatened violation of any of the provisions of Sections 10 or 11, Employer shall have no adequate remedy at law and shall therefore be entitled to enforce each such provision by temporary or permanent injunctive or mandatory relief obtained in any court of competent jurisdiction without the necessity of proving damage, without posting bond or other security, and without prejudice to any other remedies that may be available at law or in equity.

Employee acknowledges that the time period and other types of restrictions imposed by Section 10 and 11 are reasonably required for the protection of Company. If any part or parts of Section 10 or 11 shall be held to be unenforceable or invalid, then the remaining parts shall nevertheless continue to be valid and enforceable as though the invalid portion or portions were not a part hereof. If any of the provisions of Section 10 or 11 relating to the time period or other types of restrictions shall be deemed to exceed the maximum period of time or otherwise be deemed by a court of competent jurisdiction unenforceable, then the time and other types of restrictions shall, for purposes of Section 10 and 11, be deemed to be the maximum time period and/or such restriction which a court of competent jurisdiction would deem valid and enforceable in any state in which such court of competent jurisdiction shall be convened.

For purposes of Section 10 and 11, the term "Company" shall include, in addition to Unapix Entertainment, Inc. ("Unapix"), all of Unapix's subsidiaries and affiliates.

13.  MISCELLANEOUS PROVISIONS:

(a) Notice and Communication. All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first above written or to such other address of which notice shall have been given in the manner herein provided.

(b) Entire Agreement. All prior agreements and understandings between the parties with respect to the subject matter of this Agreement are superseded by this Agreement, and this Agreement constitutes the entire understanding between the parties with respect to employment of the Employee by Employer. This Agreement may not be modified, amended, changed or discharged, except by a writing signed by the parties hereto and then only to the extent therein set forth.

(c) Non-Delegation, Etc. Neither party may assign any rights under this Agreement; provided, however, that upon the sale of all or substantially all of the assets, business and goodwill of the Company, or upon the merger of the Company into or consolidation thereof with another corporation, this Agreement shall bind and inure to the benefit of both the Employee and the acquiring, succeeding or surviving corporation or other entity or individual, as the case may be.

(d) Waiver. No waiver of any breach of this agreement or of any objection to any act or omission connected herewith shall be implied or claimed by any party, or be deemed to constitute a consent to any continuation of such breach, act or omission, unless in a writing signed by the party against whom enforcement of such waiver or consent is sought, and then only to the extent therein set forth.

(e) Section Headings. The section headings of this agreement are solely for the purpose of convenience and shall neither be deemed a part of this agreement nor used in any interpretation thereof.

(f) Governing Law. This Agreement and the relationship of the parties shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to conflict of laws principles.

(g) Prior Employment. Employee represents to Employer that Employee is not a party to or bound by any other agreement, understanding or restriction relating to his employment. Employee expressly represents, undertakes and agrees that he has not done and will not do anything in furtherance of this Agreement or his duties hereunder that will violate any obligations he may have to any prior employer (or will impose upon Employer any liability to any prior employer).

(h) Severability. If any provision of this Agreement or part thereof, is held to be unenforceable, the remainder of such provision and this Agreement, as the case may be, shall nevertheless remain in full force and effect.

(i) Binding Effect. This Agreement shall be binding upon and inure to the benefit of Employee, the Company, and the Company's successors and assigns.

(j) Exercisability of Options if there is a Change of Control. Employee has been granted options to purchase shares of the Company's common stock from time to time prior to the date hereof. Notwithstanding anything to the contrary contained in any option agreements or other documents pertaining to said options, all such options shall become immediately exercisable, if (i) the Company sells all or substantially all of its assets or (ii) merges into or consolidates with another corporation or sells shares of capital stock, and in connection with such transaction there is a change in the composition of a majority of the Company's Directors.

IN WITNESS WHEREOF, the parties hereto execute this Agreement and intend to be hereby bound, effective as of the date first above written.

UNAPIX ENTERTAINMENT, INC.
By:
Name:
Title:

ATTEST:

Michael R. Epps

WITNESS:

                                    EXHIBIT 10.11

January 31, 1999

David M. Fox
969 Long Hill Road West
Briarcliff Manor, New York 10510

Re: Separation Agreement between Unapix Entertainment, Inc. (together, with all of its subsidiaries and affiliated entities, the "Company") and David M. Fox


Dear David:

This letter will confirm the agreement between the Company and you regarding certain matters in connection with your termination of employment as follows:

1. The Company and David M. Fox ("Fox") agree that his employment by the Company shall be terminated effective as of January 31, 1999 (the "Termination Date") without the necessity of further action by the Company or him. Fox agrees that he has no employment or other severance rights of any kind or nature other than as expressly provided in this Agreement and that any and all employment agreements between the Company and Fox are hereby terminated and of no further force and effect. Fox waives any right of reinstatement to or reemployment with the Company from and after the Termination Date. Fox hereby resigns as Vice Chairman, Chief Executive Officer and a Director of the Company and also resigns from all other offices and Directorships he currently holds with the Company effective as of the date hereof.

2. The Company will pay Fox an aggregate of $145,833 (less withholding for federal and state taxes, FICA and other amounts required to be withheld)(the "Consulting Amount") for providing the consulting services described herein. Subject to such withholding, the Consulting Amount shall be paid in installments, commencing after the Termination Date, in conformity with the regular payroll of the Company as if Fox were an employee of the Company for the period February 1, 1999 through August 31, 1999 (the "Seven Month Period"). In consideration of the Consulting Amount, Fox agrees: (i) during the Seven Month Period to consult with the officers of the Company regarding such matters and projects as any of them shall from time to time request; and
(ii) during the period from and after the end of the Seven Month Period through January 31, 2000, Fox shall consult with the Company's Chairman of the Board regarding such matters as the Chairman of the Board shall reasonably request. The Company will also pay Fox an amount (the "Additional Amount") equal to the bonus he would otherwise be entitled to from the Company with respect to 1998, under his current employment arrangement with the Company, as if he were still employed by the Company and such arrangement were still in effect. It is understood and agreed that (i) the amount of such bonus shall equal four percent of the Company's earnings before taxes for 1998 ("EBT"); and (ii) EBT for 1998 shall consist of the Company's earnings for such year before payment of all local, state and federal income taxes (but after deduction for all expenses allocable to that year), shall be determined in accordance with generally accepted accounting principles, shall be based solely upon such amount reflected in the Company's audited financial statements for 1998 and shall be calculated in a manner consistent with the calculation of Fox's bonus with respect to prior years (i.e. before deduction of bonuses, to be paid to other employees, which are based upon the Company's earnings for 1998). The Company will remit payment of such bonus, if any, to Employee within 30 days of the date the Company's independent auditors complete their audit of the Company's financial statement for such year.

3. After the Termination Date, Fox will have all rights under COBRA to continue under the Company's health insurance plan at his own expense; provided, however, that the Company shall pay 80% of such cost and expense in order to continue to provide such coverage for Fox and his family through July 31, 1999; provided, further, however, that if Fox and his family become covered by other health insurance prior to July 31, 1999, the Company's obligation pursuant to the preceding provision shall immediately terminate.

4. Fox shall have the option (the "Surrender Option"), at any time within six months of the date hereof (the "Surrender Option Period") to surrender to the Company a total of 55,550 shares of the Company's common stock, $.01 par value ("Common Stock"), and 13,123 shares of the Company's Series A 8% Cumulative Convertible Preferred Stock ("Preferred Stock A") which secure a total of $323,818 of indebtedness (including principal and interest that is accrued and unpaid as of the date hereof), which indebtedness was incurred by Fox in connection with his acquisition of such shares (the "Stock Purchase Indebtedness"); such surrender to be applied to the payment of the Stock Purchase Indebtedness as well as to the payment of $32,500 of indebtedness that was incurred by Fox in connection with other loans advanced to him by the Company and which indebtedness is still outstanding (the "Loan Debt"; collectively the Loan Debt and the Stock Purchase Indebtedness is referred to as the "Fox Debt"). Such option may be exercised only by the surrender of all such shares of Common Stock and Preferred Stock A, or such lesser number as have an aggregate value, as hereinafter determined, equal to the total amount of Fox Debt on the date of surrender. For purposes of determining the amount of the Fox Debt that is being paid by Fox's surrender of shares of Common Stock and Preferred Stock A, in the event that Fox exercises the Surrender Option, each share of Common Stock shall be valued at the closing sales price thereof, as reported by the American Stock Exchange (the "AMEX"), on the date of surrender (or if there is no reported sale on such date, the average of the bid and ask prices on such date) and each share of Preferred Stock A shall be valued at 120% of the value ascribed to each share of Common Stock so surrendered. Fox agrees to execute and deliver to the Company such instruments and documents as the Company shall reasonably request in order to properly reflect his exercise of the Surrender Option and the surrender of his shares of Common Stock and Preferred Stock A in connection therewith. The Fox Debt, if any, that remains unpaid after Fox's exercise of the Surrender Option (the "Refinanced Indebtedness") shall be refinanced by Fox's execution and delivery to the Company, simultaneously with his exercise of the Surrender Option, of a non-recourse note (the "Note") for the principal amount equal to the Refinanced Indebtedness and providing for interest thereon at a rate equal to 6% per annum. Such note shall be in the form annexed hereto as Exhibit A and shall be secured solely by the proceeds of 151,593 "Earnings Options" (as hereinafter defined) held by Fox, which are currently exercisable. For purposes of this Agreement, the term "Earnings Options" means those certain options having a current exercise price of $2.86 per share and expiring on December 23, 2003. The 151,593 Earnings Options shall continue in full force and effect, subject to their terms. Notwithstanding anything else to the contrary contained herein or in any other instrument or document, (i) the full remaining outstanding balance of the Fox Debt shall be immediately due and payable at any time, at the Company's option upon notice to Fox, after the expiration of the Surrender Option Period unless the Surrender Option has been exercised in accordance herewith, and (ii) Fox shall not exercise the Earnings Options until the earlier of (x) the date the Surrender Option is exercised or (y) the expiration of the Surrender Option Period.

Simultaneous with Fox's exercise of the Surrender Option, he shall execute and deliver to the Company, in addition to the Note, the following: (A) a duly executed security and pledge agreement, in the form annexed hereto as Exhibit B, pursuant to which he pledges to the Company the proceeds from said Earnings Options, including, without limitation, the proceeds from the sale of any shares of capital stock issuable upon exercise of the Earnings Options; (B) the executed original certificate evidencing the Earnings Options; and (C) such other instruments and documents, including, without limitation, UCC-1 Financing Statements, as the Company shall reasonably request in order to perfect its security interest in the proceeds of the Earnings Options. If Fox exercises the Surrender Option and there is any amount of Refinanced Indebtedness, then at such time as the bid price of the Company's Common Stock (as reported by the principal securities exchange on which the Common Stock then trades or on NASDAQ) is at least the "Threshold Price Per Share" (as hereinafter defined)(which price shall be appropriately adjusted for any stock dividends, reverse stock splits or recapitalizations), Fox agrees that, subject to his being able to under applicable securities laws, he shall promptly exercise said Earnings Options, sell the underlying shares of Common Stock and promptly pay, from the proceeds therefrom, the principal amount of the Note, together with all accrued and unpaid interest on the principal amount being paid; provided, however, that in no event shall Fox be required on any particular day to exercise any amount of Earnings Options entitling him to receive more than the number of shares of Common Stock he could sell on such day in accordance with the provisions contained herein; provided, further, however, that in no event shall Fox be required to sell any shares of Common Stock for a price per share below the Threshold Price Per Share. Notwithstanding anything to the contrary contained herein:

(x) unless the Company agrees otherwise, in no event shall Fox sell more than an amount of shares of Common Stock in any one day that exceeds 50% of the average daily trading volume of the Common Stock, as reported by the principal securities exchange on which the Common Stock then trades or NASDAQ, during the preceding week; and

(y) if Fox does not wish to exercise the Earnings Options when the bid price equals or exceeds the Threshold Price Per Share, he may elect not to do so by executing and delivering to the Company a recourse note for the entire remaining unpaid principal amount of the Note, which recourse note shall have a maturity date of the earlier of December 23, 2003 or two years after the date of its delivery, but otherwise shall have identical terms to the Note, except with respect to the limitation contained in the Note regarding Fox's assets from which the Company may seek payment. Such recourse note shall continue to be secured by a pledge of the proceeds from the Earnings Options.

At its option, to be exercised by delivery of written notice to Fox (each such notice, an "Exercise Notice"), the Company may at any time and from time to time after Fox's exercise of the Surrender Option (or in the event Fox does not exercise such option, the expiration of the Surrender Option Period), redeem all or a portion of the Earnings Options for a price per option being redeemed equal to the "Fair Market Value" (as hereinafter defined) minus (i) the exercise price for said option and minus (ii) the then outstanding principal amount of the Note, if any, together with all accrued and unpaid interest thereon, divided by the total number of the then remaining unexercised Earnings Options. The closing with respect to any redemption specified in a Redemption Notice shall occur within thirty days of the date such notice is delivered to Fox. For purposes of this agreement, the term "Fair Market Value", in connection with the redemption of any Earnings Options hereunder pursuant to a Redemption Notice, shall mean the average of the closing sales prices (or the average of the closing bid and asked price on any day on which the Common Stock does not trade) of the Common Stock, as reported by the principal securities exchange on which the Common Stock trades or as reported by NASDAQ, over the ten trading days immediately preceding the date the Company delivers such Redemption Notice; provided, however, that for purposes of calculating the redemption price, the Fair Market Value shall in any event be deemed to be at least equal to the Threshold Price Per Share in the event Fox has exercised the Surrender Option.

Fox agrees to execute, and to cause the brokerage firm he plans to use in connection with the sale of the shares he obtains upon exercise of the Earnings Options to execute, such documents and instruments as the Company shall reasonably request in order to effectuate Fox's obligations contained in this Section 4 and in the Note. If Fox breaches any of his agreements contained in this Section 4, the entire outstanding principal amount of the Note, together with all accrued and unpaid interest thereon, shall become immediately due and payable and the Company shall have full recourse against Fox for the payment of such amount.

For purposes of this Agreement, the term "Threshold Price Per Share" shall mean the sum of the following, as reasonably determined by the Company, which shall be computed as of the date of the exercise of the Surrender Option and appropriately adjusted, by the Company, for subsequent events (including, without limitation, the accrual of interest on the Note): (i) the then exercise price per share of the Earnings Options; (ii) the amount of the Refinanced Indebtedness divided by the total number of Earnings Options; and
(iii) an amount sufficient to permit Fox to pay Federal and state income taxes, at an assumed effective combined rate of 45%, on the income generated from the exercise of each Earnings Option (which the parties agree to adjust in good-faith to reflect the combined marginal effective Federal and state tax rate that Fox can expect to pay on the income generated from the exercise of the Earnings Options and the sale of the underlying shares to the extent such rate is materially different than 45% at the time of exercise of the options).

Notwithstanding the foregoing or anything else to the contrary contained herein, to the extent the Earnings Options remain unexercised on June 30, 2003, the Company may thereafter require Fox to exercise such options and sell the shares issuable upon exercise thereof in such amounts and on such dates as the Company may from time to time request; provided, however, that Fox shall not be obligated to exercise the Earnings Options to the extent he cannot reasonably expect to receive proceeds (net of applicable brokerage commissions) at least equal to the exercise price upon the sale of the shares issuable upon exercise thereof. Fox shall promptly remit to the Company all proceeds from the sale of the underlying shares of the Earnings Options he so exercises to be applied to the payment of the outstanding balance of the Note and all accrued and unpaid interest thereon; provided, however, that Fox shall be permitted to retain up to 45% of the proceeds from the sale of such underlying shares (net of applicable brokerage commission), after payment of the aggregate exercise price therefor, to pay Federal and state income taxes on the proceeds of his sale of such shares (which amount the parties agree to adjust in good-faith if the combined marginal effective Federal and state income tax rate that Fox can expect to pay on the income and gain generated from the exercise of the Earnings Options with respect to such underlying shares, and the sale of such shares, is materially different than 45%); provided, further, however, that Fox shall not be required to exercise any such options or sell any shares issuable upon the exercise thereof, if and to the extent Fox agrees to convert his obligation to repay the then outstanding principal balance of the Note, and all accrued and unpaid interest thereon, to a full recourse obligation; such obligation shall be evidenced by a promissory note made by Fox payable to the Company having substantially the same terms as the Note except with respect to the limitations contained in the Note regarding the assets from which the Company may seek payment and that the term of such promissory note shall be for one year. Fox agrees to execute any and all documents and take all such actions as the Company shall reasonably request in order to effectuate the intent and purpose of the foregoing provisions.

5. The 95,537 options currently held by Fox, each entitling him to purchase one share of Common Stock at $1.10 per share (the "Employment Agreement Options"), shall be exercisable until July 31, 1999.

The Company agrees to advance Fox $25,000 (the "Initial Advance"), to be applied solely to the exercise price of the Employment Agreement Options (the options exercised by utilizing all or any portion of the Initial Advance are referred to as the "Initial Advance Options"), which amount shall be advanced at the rate of $1.00 per Employment Agreement Option as and when such options are exercised. The Initial Advance shall be applied toward the exercise price of the first 25,000 Employment Agreement Options exercised. Fox agrees that he shall repay the Initial Advance to the Company by using $25,000 of the proceeds from the sale of the shares obtained upon exercise of the Initial Advance Options ("Initial Advance Proceeds") to pay expenses related to the "Granite Virtual Store", and said $25,000 that is expended on the Granite Virtual Store shall be deemed a capital contribution by the Company in the entity operating same. Fox agrees to execute such documents and instruments in connection with the Initial Advance as the Company shall reasonably request, and upon request of the Company, shall itemize the expenses related to the Granite Virtual Store with respect to which he has used Initial Advance Proceeds.

In connection with Fox's exercise of Employment Agreement Options after the first 25,000 such options have been exercised, the Company shall advance to Fox up to $25,000 of the aggregate exercise price thereof (the "Additional Advance"), which amount shall be advanced at the rate of $1.00 per Employment Agreement Option as and when such options are exercised. Fox shall promptly repay such advance from the proceeds derived from the sale of the shares underlying such Employment Agreement Options (the "Underlying Shares"), on a pro rata basis, as such shares are sold. Fox may reborrow all or a portion of the Additional Advance (at the rate of $1.00 per Employment Agreement Option as and when such options are exercised) so long as the aggregate amount of the Additional Advance does not exceed $25,000 at any one time. Notwithstanding anything to the contrary contained herein: (i) after Fox has exercised a total of 50,000 Employment Agreement Options, the Company may require as a condition to the exercise of additional Employment Agreement Options utilizing all or any portion of the Additional Advance that Fox execute and deliver to the Company a promissory note evidencing his obligation to pay to the Company the full amount of the Additional Advance that may be extended hereunder, which note shall be payable on demand and shall provide for interest on the outstanding principal amount thereof at 15% if it is not timely paid; and (ii) the Company will not issue any shares of Common Stock with respect to Employee's exercise of all or any portion of the final 20,537 Employment Agreement Options (the "Final Options"), unless Fox has repaid to the Company the total outstanding balance of the Additional Advance and Fox pays the exercise price of the Final Options at the time he exercises such options.

6. Other than expressly provided herein, all options and warrants held by Fox as of the date hereof, including, without limitation, those set forth on Schedule A, shall immediately expire. Fox hereby confirms that he has previously surrendered to the Company 24,937 Common Stock Purchase Warrants, each having an exercise price of $19.05 per share and expiring on December 23, 2000 ("$19.05 Warrants"), and 24,937 Common Stock Purchase Warrants, each having an exercise price of $28.57 per share and expiring on December 23, 2000 ("$28.57 Warrants"). Such warrants were surrendered to the Company as partial payment of the interest that was due on December 31, 1998 pursuant to that certain promissory note, dated as of September 1, 1995, made by Fox payable to the Company in the original principal amount of $90,000. Each $19.05 Warrant was ascribed a value of $0.025 and each $28.57 Warrant was ascribed a value of $0.015 for this purpose.

7. Unless otherwise notified by the Company, Fox shall have the non-exclusive right to arrange for offers to purchase the Company's Docere and Inner Dimension operations. Fox shall be entitled to be paid in cash a finder's fee of five percent of the purchase price paid to the Company pursuant to any such offer arranged by Fox that is accepted by the Company. Such fee shall be payable upon the closing of the purchase and shall be inclusive of all expenses incurred by Fox in connection therewith. Notwithstanding anything to the contrary contained herein, the Company shall have no liability for any failure to consummate a sale pursuant to any offer arranged by Fox, and no fee or expense shall be payable to Fox if the Docere or Inner Dimension operations are not sold pursuant to an offer arranged by him. For purposes of the above calculation, "purchase price" shall mean the value of all cash, securities and other property paid or issued to the Company in connection with such purchase (including the assumption of Company indebtedness). The value of any such securities (whether debt or equity) or other property shall be determined as follows: (i) the value of securities for which there is an established public market will be determined on the basis of the average of the closing sales prices therefor over the twenty consecutive trading days immediately prior to the closing of such purchase; and (ii) the value of securities for which there is no established public market, or the value of other property if the purchase price consists of property other than securities, shall be the fair market value thereof (as determined by mutual agreement of the Company and Fox or by an independent appraiser jointly selected by the Company and Fox). Notwithstanding anything to the contrary contained herein, if part of the consideration is not determinable at closing because it is an earnout, the fee on that consideration will be paid when the earnout is paid to the Company. The cost of the appraiser, if any, retained to determine the value of securities or other property shall be borne equally by the Company and Fox.

8. Fox shall vacate his office at 200 Madison Avenue, New York, New York by February 1, 1999.

9. The Company and Fox agree that they will each have an equity interest in any joint venture, corporation, partnership, limited liability corporation or any other entity that is subsequently formed in which WEEK-TV, Granite

Broadcasting ("Granite"), or any affiliate of Granite has an interest and in which Fox, any of Fox's affiliates or any of Fox's family members also has an interest (the "Granite Virtual Store Entity") which will operate a Web site or Web sites (the "Granite Virtual Store") to which viewers of WEEK-TV or any other cable or television station controlled directly or indirectly by Granite, any of Granite's affiliates, or any other person or entity are referred in order to purchase products relating to programming (in particular the programming appearing on the cable or television station) or current events or any other products. Fox's and the Company's equity interests in the Granite Virtual Store Entity shall be in such proportion so that of the total equity interests owned by the Company and Fox, the Company will own 49% of such interests and Fox will own 51%. Without the consent of the other party, neither the Company nor Fox shall extend any loans to the Granite Virtual Store Entity or permit the Granite Virtual Store Entity to incur any indebtedness to him.

Fox and the Company understand and agree as follows: (i) as of the date hereof, the Company has already expended $25,000 on the Granite Virtual Store; (ii) the Company has agreed to expend another $25,000 on the Granite Virtual Store (the aggregate $50,000 described in this clause (ii) and in clause (i) are referred to as the "$50,000 Advance"); and (iii) the Company will pay the reasonable fees of Jennifer Kohl to devote up to 15% of her total business related time to the Granite Virtual Store, from and after the effective date of this Agreement through March 31, 1999. The parties hereto agree that the Initial Advance, the $50,000 Advance and the fees of Jennifer Kohl which the Company pays pursuant to the foregoing provision shall be deemed a capital contribution by the Company to the Granite Virtual Store Entity, and that no additional consideration shall be paid in exchange for the Company's interest therein. The parties hereto shall cause any agreement to which Granite or any of its affiliates is a party relating to the Granite Virtual Store to reflect and effectuate the provisions contained in this
Section 6. In addition, Fox agrees to use his best efforts to cause Unapix Syndication, Inc. ("Syndication") to be the sole and exclusive syndicator of the Granite Virtual Store, pursuant to which Syndication, in exchange for an agreed upon commission or distribution fee, licenses or otherwise sells to broadcasters or local cable stations the right to refer its viewers to either a Granite Virtual Store or another Web site that is customized for such broadcaster or local cable station and in which the Granite Virtual Store Entity has an interest.

Notwithstanding anything to the contrary contained herein, if Fox without Granite or any affiliate of Granite, after the date hereof, plans to enter into an agreement with any person or entity, with respect to the operation of a Web site or Web sites to which viewers of a non-network broadcaster or local or regional cable station or network are directly or indirectly referred in order to purchase products relating to programming or current events or other products (a "Virtual Store"), then, Fox shall immediately provide written notice (a "Virtual Store Notice") to the Company describing such arrangement and Fox's interest in the Virtual Store or the joint venture, partnership or other entity or entities operating such Web sites (the "Virtual Store Entity") including, without limitation, the amount of consideration (other than his services) Fox is paying for such interest(the "Fox Consideration"). The Company shall have the option, which must be exercised within 15 business days of the Company's receipt of the Virtual Store Notice (the "Virtual Option Period"), to acquire up to 49% of Fox's interest in the Virtual Store or the Virtual Store Entity, as applicable, described in the Virtual Store Notice without the payment of any additional consideration to Fox other than its agreeing to pay a pro rata amount of the Fox Consideration on the same terms as Fox. The Company may exercise such option by its delivery to Fox of a written notice during the Virtual Option Period that it is electing to so acquire a percentage of Fox's interest in the Virtual Store Entity; such notice shall specify the percentage of Fox's interest that the Company is electing to acquire (the "Company Percentage"). If the Company provides written notice to Fox within said period that it is exercising such option, then upon Fox's acquiring any interest in the Virtual Store or Virtual Store Entity described in his notice, he shall simultaneously assign the Company Percentage thereof to the Company, subject to the Company's paying a pro rata portion of the Fox Consideration to the Virtual Store or Virtual Store Entity, as applicable, or executing and delivering such documents and instruments as the Virtual Store Entity shall require in order to evidence the Company's obligation to pay its share of the Fox Consideration, which instruments and documents shall contain substantially similar terms and conditions as those executed and delivered by Fox with respect to his interest in the Virtual Store or Virtual Store Entity. In the event the Company exercises such option, Fox agrees to use his best efforts to cause Syndication to be the sole and exclusive syndicator of the Virtual Store described in such notice, pursuant to which Syndication, in exchange for an agreed upon commission or distribution fee, licenses or otherwise sells to broadcasters or local cable stations the right to refer its viewers to either such Virtual Store or another web site that is customized for such broadcaster or local cable station and in which the applicable Virtual Store Entity has an interest. If the Company declines to exercise its option with respect to a Virtual Store or Virtual Store Entity described in a Virtual Store Notice, then Fox need not assign any of his interest therein to the Company, but only if the Virtual Store and Virtual Store Entity and his interest therein are identical to the description provided in the Virtual Store Notice relating thereto. If the arrangement relating to a Virtual Store or Virtual Store Entity is modified from the description contained in the applicable Virtual Store Notice, then Fox shall deliver to the Company a new Virtual Store Notice describing the modified arrangement and the Company shall again have the option of acquiring up to 49% of Fox's interest therein.

Fox understands and agrees that the concept for the Virtual Store was developed by him during the period he was employed by the Company and that, accordingly, the Company is entitled to benefit from the utilization of that concept. Since the Company's participation in, and benefitting from, the Virtual Store concept is a material provision of this Agreement, Fox covenants and agrees that, for a period of two years after the date hereof he shall not, without the Company's prior written consent, directly or indirectly, engage in any activity that is similar to a Virtual Store or be financially interested in, or represent or render any advice or services to any other person or entity that engages in a business similar to a Virtual Store, unless Fox has a material equity interest in such Virtual Store and has offered the Company 49% of such interest pursuant to the foregoing provisions.

10. Each of Fox and the Company agrees that he will refrain from making any disparaging or false statements, whether oral or written, regarding the other (including, without limitation, regarding any of the Company's or its affiliates' operations, or any of their directors, officers, employees or agents) to any individual or entity whatsoever.

11. In consideration of the agreements and covenants of the Company in this Agreement, and for other good and valuable consideration, the receipt of which is hereby acknowledged, Fox (for himself, and his heirs, legal representatives and assigns) hereby releases and forever discharges the Company, its officers, directors, employees, agents, successors in interest and affiliates and any officers, directors, employees or agents of such affiliates (collectively, all such individuals and entities are referred to as "Released Parties") from any and all claims, demands, liabilities or causes of action whatsoever, arising by reason of any facts or circumstances from the beginning of time to the date of this Agreement (regardless of whether such claims are presently existing or arise at any time after the execution of this Agreement, whether they are based upon statutory, administrative, legal, equitable, contractual, or common law grounds, whether they involve judicial or administrative remedies, whether they are of a personal or non-personal nature and whether such claims are known or unknown); provided, however, that such release shall not be applicable to claims specifically arising with respect to this Agreement. Without limiting the generality of the foregoing, Fox understands that this release applies to all claims and actions in any way connected with or relating to his employment by the Company or the termination thereof, including, but not limited to, breach of contract, impairment of economic opportunity, intentional infliction of emotional harm or other tort, or violation of the Civil Rights Act of 1866, as amended, the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, the Age Discrimination in Employment Act of 1967, as amended, the Americans with Disability Act, the New York Human Rights Laws, the New York Civil Rights Laws or any other Federal, state or municipal statute, ordinance, rule or regulation or the common law relating to employment or employment discrimination, or claims growing out of any legal restrictions on the rights of employers to discharge its employees, that Fox now has or claims to have, or which he heretofore had, or which he may have or claims to have at any time hereafter, and he expressly waives any and all remedies that may be available thereunder.

Also without limiting the generality of the foregoing, Fox covenants and agrees to forever refrain from instituting, pursuing, or in any way whatsoever aiding any claim, demand, action or cause of action or other matter released and discharged herein by Fox arising out of or in any way related to Fox's employment with any of the Released Parties and the rights to recovery for any damages or compensation awarded as a result of any lawsuit brought by any third party or governmental agency on Fox's behalf.

Fox further agrees to indemnify all Released Parties from any and all losses, liabilities, damages, claims, suits, judgements, attorneys' fees and other costs and expenses of whatsoever kind they may sustain or incur as a result of his breach of the covenants, agreements, representations and warranties contained in this Agreement. Fox warrants that he has not filed any lawsuits, charges, complaints, petitions, or accusatory pleadings against any of the Released Parties with any governmental agency or in any court, based upon, arising out of or related in any way to any event or events occurring prior to the signing of this Agreement, including, without limitation, his employment with any of the Released Parties or the termination thereof.

12. In consideration of Fox's execution of this Agreement, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Company hereby releases and forever discharges Fox, his heirs, successors and estate, from any and all claims, demands, liabilities or causes of action whatsoever from the beginning of time to the date of this Agreement, to the full extent authorized or permitted by the provisions of the Delaware General Corporation Law (the "State Statute"), or by any amendment thereto, Federal Securities laws and any other applicable law; provided, however, that in any event such release shall not be applicable to acts of Fox which breached Fox's duty of loyalty to the Company or claims with respect to which Fox would not be entitled to indemnification pursuant to this Section 12; provided, further, however, that such release shall not be applicable to claims specifically arising with respect to this Agreement.

Subject to the exclusions set forth in the next succeeding paragraph hereof and prohibition or limitation by applicable state or Federal laws now or hereinafter in effect, the Company agrees to hold harmless and indemnify Fox, his heirs, successors and estate:

Against any and all expenses (including reasonable attorneys' fees and the costs of investigation), judgements, fines and amounts paid in settlement actually and reasonably incurred by Fox, his heirs, successors and estate in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the Company) to which Fox is, was or at any time becomes, or his heirs, successors and estate are, were, or at any time become, a party, or is threatened to be made a party, by reason of the fact that Fox, was a director, officer, employee or agent of the Company, or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Notwithstanding anything to the contrary contained in this Agreement, no indemnity pursuant to this Section 12 shall be paid by the Company:

(a) In respect of the amount of such losses for which Fox is indemnified pursuant to any D & O Insurance purchased and maintained by the Corporation;

(b) In respect to remuneration paid to Fox if it shall be determined by a final judgement or other final adjudication that such remuneration was in violation of law;

(c) On account of any suit in which judgement is rendered against Fox for an accounting of profits made from the purchase or sale by Fox of securities of the Company pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934 and its amendments or similar provisions of any federal, state or local statutory law;

(d) For any breach of Fox's duty of loyalty to the Company or its stockholders;

(e) For acts or omissions of Fox not in good faith or which involve intentional misconduct or a knowing violation of law;

(f) For any transaction from which Fox derived improper personal benefit;

(g) For any unlawful payment of dividends or unlawful stock purchase or redemption as provided pursuant to the State Statute;

(h) With respect to any claim, issue or matter as to which Fox shall have been adjudged to be liable to the Company, unless and to the extent that a court of competent jurisdiction deems Fox to be entitled to indemnification despite such adjudication of liability; or

(i) If a final decision by a Court having jurisdiction in the matter shall determine that such indemnification is not lawful.

Promptly after receipt by Fox of notice of the commencement of any action, suit or proceeding, Fox will, if a claim in respect thereof is to be made against the Company under this Agreement, notify the Company of such commencement. With respect to any such action, suit or proceeding as to which Fox notifies the Company of its commencement:

(a) The Company will be entitled to participate in it at its own expense;
(b) To the extent that it may wish, the Company jointly with any other indemnifying party similarly notified will be entitled to assume the defense of it. After notice from the Company to Fox of its election so to assume the defense of it, the Company will not be liable to Fox under this Agreement for any legal or other expenses subsequently incurred by Fox in connection with the defense thereof. Fox shall have the right to employ his counsel in such action, suit or proceeding but the fees and expenses of such counsel incurred after notice from the Company of its assumption of the defense thereof shall be at the expense of Fox unless (i) the employment of counsel by Fox has been authorized by the Company; (ii) the Company shall not in fact have employed counsel to assume the defense of such action; or (iii) Fox shall have reasonably concluded, after consultation with legal counsel to Fox, that a conflict of interest exists which makes representation by counsel chosen by the Company not advisable, in each of which cases the fees and expenses of one additional counsel shall be at the expense of the Company.
(c) The Company shall not be liable to indemnify Fox under this Agreement for any amounts paid in settlement of any action or claim effected without its written consent.

Fox agrees that Fox will reimburse the Company for all reasonable expenses paid by the Company in defending any civil or criminal action, suit or proceeding against Fox in the event and only to the extent that it shall be ultimately determined that Fox is not entitled to be indemnified by the Company for such expenses under the provisions of the State Statute, the Company's Certificate of Incorporation and By-laws, this Agreement or otherwise.

13. It is hereby agreed that Fox will not retain or remove from the Company's premises (or the premises of any of the Company's affiliates) any property of the Company, or any of its affiliates, whether same is physical or electronically stored, without the prior express written consent of the Company or the other entity owning such property. Fox shall promptly return all property of the Company or its affiliates in his possession, including, without limitation, all lap top and personal computers of the Company in his possession.

14. It is understood and agreed by and among the parties hereto that this Agreement is entirely voluntary, and constitutes the entirety of the agreements between the parties, that no prior or contemporaneous agreements are of effect with regard to the subject matter of this Agreement, and that any future agreements between the parties which in any way modify this Agreement must be in writing, and signed by the parties hereto. Fox also acknowledges that he has relied on no representations, oral or written, that are not set forth in this Agreement and that no representations have been made, other than those set forth in this Agreement.

15. This Agreement does not create, and is not intended by either party to create, any third party beneficiaries hereto, other than the officers, directors, employees, agents, and affiliates of the Company (including, without limitation, the Company's subsidiaries) and such affiliates' officers, directors, employees and agents, and Fox's heirs, executors, administrators and personal representatives.

16. Fox agrees to maintain in confidence and not publish, release or in any manner disseminate or disclose this Agreement, the terms of this Agreement, or any communications relating to the negotiations which led to the execution of this Agreement, except to his attorney and/or tax advisor to whom this Agreement shall be exhibited only upon the previously exacted condition that its contents will be held confidential by them. In addition, Fox agrees to keep confidential all business-related information about the Company, its affiliates, and each of them, including without limitation, contracts, transactions, finances, personnel, customers or corporate affairs of which Fox became aware during the tenure of his employment with the Company, or any of its affiliates, or of which he becomes otherwise aware, whether or not relating to the consulting services he renders hereunder, except such information which: (a) is or becomes publicly available or public domain information through no fault of Fox; (b) is disclosed pursuant to law or the order, requirement, or request of a court or governmental authority; or (c) relates exclusively to the Granite Virtual Store or another Virtual Store.

17. Fox agrees to cooperate with the Company and provide the Company with any and all information requested by it, including but not limited to, information about the Company's clients, accounts, transactions and other information which he became aware of during the tenure of his employment. Without limiting the generality of the foregoing, Fox specifically agrees to cooperate with respect to any pending or future litigation to which the Company is, or may in the future be, a party. The Company agrees to reimburse Fox for the reasonable out-of-pocket expenses he incurs in fulfilling his obligations pursuant to this Section 17.

18. By signing below Fox acknowledges that he has thoroughly read this Agreement, has been advised to consult with an attorney prior to signing this Agreement, understands that he has 21 days in which to consider this Agreement and an additional seven days after signing it to revoke it, has full knowledge and understanding of the terms and conditions of his release contained herein, knows that, seven days after he signs this Agreement, it becomes effective and its terms will be complete, final and binding upon him and the Company, and is signing this Agreement voluntarily. Any such revocation should be by hand delivery via certified or registered mail, postage prepaid to Michael R. Epps, Esq., at the following address: Michael
R. Epps, Esq., c/o Unapix Entertainment, Inc., 200 Madison Avenue, New York, NY 10016.

19. Nothing contained herein shall be construed as an admission of the merits of either party's claims. When the context in which words are used in this Agreement indicates that such is the intent, singular words shall include the plural and vice versa and masculine words shall include the feminine and neuter genders and vice versa.

20. All provisions of this Agreement shall be binding upon, inure to the benefit of, and be enforceable by and against the respective heirs, executors, administrators, personal representatives, successors and assignees of the parties.

21. Any controversy or claim arising out of or relating to this Agreement and the subject matter addressed herein shall be settled by arbitration before a single arbitrator and administered by the American Arbitration Association, located in New York, New York, in accordance with the rules thereof.

22. Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this Section prior to 5:00 p.m. (New York City time) on a business day, (ii) the business day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified herein later than 5:00 p.m. (New York City time) on any date and earlier than 11:59 p.m. (New York City time) on such date, (iii) the business day following the date of mailing, if sent by nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given. The address for such notices and communications shall be as follows:

If to the Company:
Unapix Entertainment, Inc.
200 Madison Avenue, 24 Floor
New York, New York 10016
Facsimile: (212) 252-7640
Attention: Herbert M. Pearlman

With copies to:
Unapix Entertainment, Inc.
200 Madison Avenue, 24 Floor
New York, New York 10016
Facsimile: (212) 252-7637
Attention: Michael R. Epps

If to Fox:
969 Long Hill Road West
Briarcliff Manor, New York 10510

23. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

Please confirm the foregoing terms by signing this letter (which is delivered in several counterparts) in the place provided below.

Very truly yours,
UNAPIX ENTERTAINMENT, INC.
By:
Name:
Title:
Accepted and Agreed to as of this 31st
day of January, 1999

David M. Fox

                                   EXHIBIT 10.13

                               FOURTH AND VINE
                                OFFICE LEASE

THIS LEASE, made the 17 day of June, 1999, by and between SELIG REAL ESTATE HOLDINGS SEVEN, a Washington general partnership, whose address is 1000 Second Avenue, Suite 1800, Seattle, Washington, 98104-1046, hereinafter referred to as "Lessor" and Unapix Entertainment Inc., whose address is 2601 Fourth Avenue, Suite 320, Seattle, Washington, 98121, hereinafter referred to as "Lessee".

1. DESCRIPTION, Lessor in consideration of the agreements contained in this lease, does hereby lease to Lessee, upon the terms and conditions hereinafter set forth, that certain space consisting of the agreed upon square footage of 3,880 (hereinafter referred to as "Premises") situated on the 3rd floor level of the Fourth & Vine Building, the "Building", 2601 Fourth Avenue, City of Seattle, State of Washington 98121, the legal description of which is:

Lots 5, 6, 7 and 8, Block 33 Bell and Denny's Second Addition to City of Seattle, heretofore laid off by A. A. Denny and William N. Bell according to plat recorded in Volume 1 of plats, page 137 in King County Washington.

Suite 320

2. TERM, The term of this lease shall be for a period of 36 months, commencing the date of occupancy or substantial completion whichever occurs first, which shall be no later than the 1st day of August, 1999, and ending 36 months thereafter.

3. RENT, Lessee covenants and agrees to pay Lessor rent each month in advance on the first day of each calendar month. Rent shall be computed at the annual base rental rate of $19.5Q per square foot. Rent for any fractional calendar month' at the beginning or end of the term, shall be the pro rated portion of the rent computed on an annual basis.

CONSIDERATION, Lessee shall deposit with Lessor the sum of $6,305.00.

5. USES, Lessee agrees that Lessee will use and occupy said Premises for general offices and related purposes and for no other purposes.

6. RULES AND REGULATIONS, Lessee and their agents, employees, servants or those claiming under Lessee will at all times observe, perform and abide by all of the Rules and Regulations printed on this instrument, or which may be hereafter promulgated by Lessor, all of which it is covenanted and agreed by the parties hereto shall be and are hereby made a part of this lease.

7. CARE AND SURRENDER OF PREMISES, Lessee shall take good care of the Premises and shall promptly make all necessary repairs except those required herein to be made by Lessor. At the expiration or sooner termination of this lease, Lessee, without notice, will immediately and peacefully quit and surrender the Premises in good order, condition and repair (damage by reasonable wear, the elements, or fire excepted). Lessee shall be responsible for removal of all personal property from the Premises, (excepting fixtures being that which is attached to the Premises, and property of the Lessor) including, but not limited to, the removal of Lessee's communication cabling, telephone equipment and signage Lessee shall be responsible for repairing any damage to the Premises caused by such removal. If Lessee fails to remove and restore the Premises at lease expiration, then Lessor shall have the right to remove said property and restore the Premises and Lessee hall be responsible for all costs associated therewith. Lessee shall also be responsible for those costs incurred by Lessor for removing debris Lessee may discard in the process of preparing to vacate the Premises and for a final cleaning of the Premises, including, but not limited to, the cleaning, or replacement of carpets if damage is not caused by reasonable wear, and removal and disposal of Lessee's personal property remaining in the Premises.

8. ALTERATIONS, Lessee shall not make any alterations or improvements in, or additions to said Premises without first obtaining the written consent of Lessor, whose consent shall not be unreasonably withheld. All such alterations, additions and improvements shall be at the sole cost and expense of Lessee and shall become the property of Lessor and shall remain in and be surrendered with the Premises as a part thereof at the termination of this lease, without disturbance, molestation or injury.

9. RESTRICTIONS, Lessee will not use or permit to be used in said Premises anything that will increase the rate of insurance on said building or any part thereof, nor anything that may be dangerous to life or limb; nor in any manner deface or injure said building or any part thereof; nor overload any floor or part thereof; nor permit any objectionable noise or odor to escape or to be emitted from said Premises, or do anything or permit anything to be done upon said Premises in any way tending to create a nuisance or to disturb any other tenant or occupant of any part of said building. Lessee, at Lessee's expense, will comply with all health, fire and police regulations respecting said Premises. The Premises shall not be used for lodging or sleeping, and no animals or birds will be allowed in the building.

10. WEIGHT RESTRICTIONS, Safes, furniture or bulky articles may be moved in or out of said Premises only at such hours and in such manner as will least inconvenience other tenants, which hours and manner shall be at the discretion of Lessor. No safe or other article of over 2,000 pounds shall be moved into said Premises without the consent of Lessor, whose consent shall not be unreasonably withheld, and Lessor shall have the right to locate the position of any article of weight in said Premises if Lessor so desires.

11. SIGN RESTRICTION, No sign, picture, advertisement or notice shall be displayed, inscribed, painted or affixed to any of the glass or woodwork of the building without the prior approval of Lessor.

12. LOCKS, No additional locks shall be placed upon any doors of the Premises. Keys will be furnished to each door lock. At the termination of the lease, Lessee shall surrender all keys to the Premises whether paid for or not.

13. KEY, Lessor, his janitor, engineer or other agents may retain a pass key to said Premises to enable him to examine the Premises from time to time with reference to any emergency or to the general maintenance of said Premises.

14. TELEPHONE SERVICE, If Lessee desires telephonic or any other electric connection, Lessor will direct the electricians as to where and how the wires are to be introduced, and without such directions no boring or cutting for wires in installation thereof will be permitted.

15. SERVICES, Lessor shall maintain Premises and the public and common areas of building, such as lobbies, stairs, corridor and restrooms, in reasonably good order and condition except for damage occasioned by the wrongful act of Lessee.

Lessor shall furnish Premises with electricity for lighting and operation of low power usage office machines, heat, normal office air-conditioning, and elevator services, during the ordinary business hours of the building. Air-conditioning units and electricity therefore for special air-conditioning requirements, such as for computer centers, shall be at Lessee's expense. Lessor shall also provide lighting replacement for Lessor furnished lighting, toilet room supplies, window washing with reasonable frequency, and customary janitor service.

Lessor shall not be liable to Lessee for any loss or damage caused by or resulting from any variation, interruption or any failure of said services due to any cause whatsoever. No temporary interruption or failure of such services incident to the making of repairs, alterations, or improvements, or due to accident or strike or conditions or events not under Lessor's control shall be deemed as an eviction of Lessee or relieve Lessee from any of Lessee's obligations hereunder.

In the event of any lack of attention on the part of Lessor and any dissatis-faction with the service of the building, or any unreasonable annoyance of any kind, Lessee is requested to make complaints at Lessor's building office and not to Lessor's employees or agents seen within the building. Lessee is further requested to remember that Lessor is as anxious as Lessee that a high grade service be maintained, and that the Premises be kept in a state to enable Lessee to transact business with the greatest possible ease and comfort. The rules and regulations are not made to unnecessarily restrict Lessee, but to enable Lessor to operate the building to the best advantage of both parties hereto. To this end Lessor shall have the right to waive from time to time such part or parts of these rules and regulations as in his judgment may not be necessary for the proper maintenance or operation of the building or consistent with good service, and may from time to time make such further reasonable rules and regulations as in his judgment may be needed for the safety, care and cleanliness of the Premises and the building and for the preservation of order therein.

16. SOLICITORS, Lessor will make an effort to keep solicitors out of the building, and Lessee will not oppose Lessor in his attempt to accomplish this end.

17. FLOOR PLAN, The floor plan and specifications for Lessee's occupancy shall be attached hereto and marked Exhibit "A" which shall be approved by both Lessor and Lessee, both of whose approval shall not be unreasonably withheld.

18. ASSIGNMENT, Lessee will not assign this lease, or any interest hereunder, and this lease, or any interest hereunder, shall not be assigned by operation of law. Lessee will not sublet said Premises or any part thereof and will not permit the use of said Premises by others other than Lessee and the agents of Lessee without first obtaining the written consent of Lessor, whose consent shall not be unreasonably withheld. In the event such written consent shall be given, no other or subsequent assignment or subletting shall be made without the previous written consent of Lessor, whose consent shall not be unreasonably withheld. In the event Lessee desires to assign or sublet said Premises to a non-affiliate, or any part thereof, Lessor shall have the first right, but not the obligation to terminate this lease as to that portion of the Premises which Lessee desires to assign or sublet, in which event Lessee's rent and proportionate share shall be equally reduced.

19. OPERATING SERVICES AND REAL ESTATE TAXES, The annual base rental rate per rentable square foot in Paragraph 3 includes Lessee's proportionate share of Operating Services and Real Estate Taxes for the first twelve months of the lease term, "Base Year Costs". Only actual increases from these Base Year Costs, if any, will be passed on to Lessee on a proportionate basis.

DEFINITIONS

Base Year

For computing the Base Year Costs, the base year shall be the calendar year stated herein or if a specific calendar year is not stated herein then the base year shall be the calendar year in which the lease term commences. The base year shall be the calendar year 1999.

Comparison Year

The Comparison Year(s) shall be the calendar year(s) subsequent to the base year.

Operating Services

"Operating Services" include, but are not limited to, the charges incurred by Lessor for: building operation salaries, benefits, management fee of five percent (5%) of gross income for the building, insurance, electricity, janitorial, supplies, telephone, HVAC, non-capitalized repair and maintenance, window washing, water and sewer, security, landscaping, disposal, elevator, etc. Operating Services shall also include the amortization cost of capital investment items and of the installation thereof, which are primarily for the purpose of safety, saving energy or reducing operating costs, or which may be required by governmental authority, (all such costs shall be amortized over the reasonable life of the capital investment item, with the reasonable life and amortization schedule being determined in accordance with generally accepted accounting principles). Notwithstanding anything to the contrary contained herein, Operating Services shall not include any of the following:

(i) real estate taxes
(ii) legal fees, auditing fees, brokerage commissions, advertising costs, or other related expenses incurred by Lessor in an effort to generate rental income;
(iii) to rectify or correct any defect in the original design, materials or workmanship of the building or common areas (but not including repairs, alterations, additions, improvements or replacements made as a result of ordinary wear and tear);
(iv) damage and repairs attributable to fire or other casualty;

(v) damage and repairs necessitated by the negligence or willful misconduct of Lessor, Lessor's employees, contractors or agents;
(vi) executive salaries to the extent that such services are not in connection with the management, operation, repair or maintenance of the building;
(vii) Lessor's general overhead expenses not related to the building;
(viii) legal fees, accountant's fees and other expenses incurred in connection with disputes with tenants or other occupants of the building or associated with the enforcement of the terms of any leases with tenants or the defense of Lessor's title to or interest in the building or any part thereof unless the outcome is to the financial benefit of all tenants;
(ix) costs (including permit, license and inspection fees) incurred in renovating or otherwise improving, decorating, painting or altering (1) vacant space (excluding common areas) in the building or (2) space for tenants or other occupants in the building and costs incurred in supplying any item or service to less than all of the tenants in the building;
(x) costs incurred due to a violation by Lessor or any other tenant of the building of the terms and conditions of a lease;
(xi) cost of any specific service provided to Lessee or other occupants of the building for which Lessor is reimbursed (but not including Operating Services and Real Estate Tax increases above Base Year Costs to the extent reimbursed Lessor) or any other expense for which Lessor is or will be reimbursed by another source (i.e., expenses covered by insurance or warranties);
(xii) costs and expenses which would be capitalized under generally accepted accounting principles, with the exception of the capital investment items specified hereinabove;
(xiii) building management fees in excess of the management fees specified hereinabove;
(xiv) cost incurred with owning and/or operating the parking lot(s) serving the building by independent parking operator(s).
(xv) fees paid to Lessor or any affiliate of Lessor for goods or services in excess of the fees that would typically be charged by unrelated, independent persons or entities for similar goods and services;
(xvi) rent called for under any ground lease or master lease;
(xvii) principal and/or interest payments called for under any debt secured by a mortgage or deed of trust on the building; and

Operating Services shall be adjusted for the Base Year and all Comparison Year(s) to reflect the greater of actual occupancy or 95% occupancy.

Real Estate Taxes

Real Estate Taxes shall be the taxes paid by Lessor in the base year and each respective Comparison Year. Real Estate Taxes shall be a separate category and shall be treated as such.

Proportionate Basis

Lessee's share of Base Year and Comparison Year(s) Costs shall be a fraction, the numerator of which shall be the number of rentable square feet contained in the leased Premises (see Paragraph 1) and the denominator of which shall be the number of rentable square feet in the building in which the leased Premises are located (117,299/RSF).

Computation of Adjustments to Base Year Costs

Any adjustment to Base Year Costs will commence to occur in Month 13 of the lease term with subsequent adjustments commencing every twelve months of the lease term or in Months 25, 37, 49, etc. as appropriate under the lease term. Lessee shall be responsible for any increase between Lessee's proportionate share of Base Year Costs and Lessee's proportionate share of each respective Comparison Year(s) Costs. The increase shall be the increase to each expense individually. These costs shall be initially calculated based on estimated (projected) costs with reconciliation to actual costs when annual audited numbers are completed, not later than April 1 each year. For the purpose of calculating projected increases to Base Year Costs, Lessor shall review historical data to predict if any estimated increases would be anticipated in a Comparison Year(s). If they are, then commencing in Month 13 and/or every twelve month period thereafter, Lessor will assess a monthly charge to be paid together with monthly base rent. Once actual cost data for Comparison Year(s) Real Estate Taxes and Operating Services for the entire building is formulated in accordance with generally accepted accounting principles and adjusted to the greater of actual occupancy or 95% occupancy, then Lessee's estimated passthrough costs shall be corrected with Lessee or Lessor, as appropriate, reimbursing the other for the difference between the estimated and actual costs, at that time in a lump sum payment.

Upon termination of this lease, the amount of any corrected amount between estimated and actual costs with respect to the final comparison year shall survive the termination of the lease and shall be paid to Lessee or Lessor as appropriate within thirty (30) days after final reconciliation.

Computation of or adjustment to Operating Services and/or Real Estate Taxes pursuant to this paragraph or to rent pursuant to Paragraph 3 shall be computed based on a three hundred sixty-five (365) day year.

For an example, see Exhibit B attached hereto.

20. ADDITIONAL TAXES OR ASSESSMENTS, Should there presently be in effect or should there be enacted during the term of this lease, any law, statute or ordinance levying any assessment or any tax upon rents or the income from real estate or rental property (other than federal or state income taxes), Lessee shall reimburse Lessor for Lessee's proportionate share of said expenses at the same time as rental payments.

21. LATE PAYMENTS, Any payment, required to be made pursuant to this Lease, not made on the date the same is due shall bear interest at a rate equal to three percent (3%) above the prime rate of interest charged from time to time by Seafirst National Bank, or its successor.

In addition to any interest charged herein, a late charge of five percent (5%) of the payment amount shall be incurred for payments received more than five (5) days late.

22. RISK, All personal property of any kind or description whatsoever in the demised Premises shall be at Lessee's sole risk. Lessor shall not be liable for any damage done to or loss of such personal property or damage or loss suffered by the business or occupation of the Lessee arising from any acts or neglect of co-tenants or other occupants of the building, or of Lessor or the employees of Lessor, or of any other persons, or from bursting, overflowing or leaking of water, sewer or steam pipes, or from the heating or plumbing or sprinklering fixtures, or from electric wires, or from gas, or odors, or caused in any other manner whatsoever except in the case of negligence on the part of Lessor. Lessee shall keep in force throughout the term of this lease such casualty, general liability and business interruption insurance as a prudent tenant occupying and using the Premises would keep in force.

23. INDEMNIFICATION, Lessee will defend, indemnify and hold harmless Lessor from any claim, liability or suit including attorney's fees on behalf of any person, persons, corporations and/or firm for any injuries or damages occurring in or about the said Premises or on or about the sidewalk, stairs, or thoroughfares adjacent thereto to the extent said damages or injury was caused by the ordinary or gross negligence or wrongful intentional act of Lessee and/or by Lessee's agents, employees or servants.

24. WAIVER OF SUBROGATION, Lessee and Lessor do hereby release and relieve the other, and waive their entire claim of recovery for loss, damage, injury, and all liability of every kind and nature which may arise out of, or be incident to, fire and extended coverage perils, in, on, or about the Premises herein described, whether due to negligence of either of said parties, their agents, or employees, or otherwise.

25. SUBORDINATION, This lease and all interest and estate of Lessee hereunder is subject to and is hereby subordinated to all present and future mortgages and deeds of trust affecting the Premises or the property of which said Premises are a part. Lessee agrees to execute at no expense to the Lessor, any instrument which may be deemed necessary or desirable by the Lessor to further effect the subordination of this lease to any such mortgage or deed of trust. In the event of a sale or assignment of Lessor's interest in the Premises, or in the event of any proceedings brought for the foreclosure of, or in the event of exercise of the power of sale under any mortgage or deed of trust made by Lessor covering the Premises, Lessee shall attorn to the purchaser and recognize such purchaser as Lessor. Lessee agrees to execute, at no expense to Lessor, any estoppel certificate deemed necessary or desirable by Lessor to further effect the provisions of this paragraph.

26. CASUALTY, In the event the leased Premises or the said building is destroyed or injured by fire, earthquake or other casualty to the extent that they are untenantable in whole or in part, then Lessor may, at Lessor's option, proceed with reasonable diligence to rebuild and restore the said Premises or such part thereof as may be injured as aforesaid, provided that within sixty (60) days after such destruction or injury Lessor will notify Lessee of Lessor's intention to do so, and during the period of such rebuilding and restoration the rent shall be abated on the portion of the Premises that is unfit for occupancy. If necessary, Lessor will provide access to any needed alternative space for Lessee at the fair market rate not to exceed Lessee's rental rate hereunder.

27. INSOLVENCY, If Lessee becomes insolvent, or makes an assignment for the benefit of creditors, or a receiver is appointed for the business or property of Lessee, or a petition is filed in a court of competent jurisdiction to have Lessee adjudged bankrupt, then Lessor may at Lessor's option terminate this lease. Said termination shall reserve unto Lessor all of the rights and remedies available under Paragraph 28 ("Default") hereof, and Lessor may accept rents from such assignee or receiver without waiving or forfeiting said right of termination. As an alternative to exercising his right to terminate this lease, Lessor may require Lessee to provide adequate assurances, including the posting of a cash bond, of Lessee's ability to perform its obligations under this lease.

28. DEFAULT, If this lease is terminated in accordance with any of the terms herein (with the exception of Paragraph 27), or if Lessee vacates or abandons the Premises or if Lessee shall fail at any time to keep or perform any of the covenants or conditions of this lease, i.e. specifically the covenant for the payment of monthly rent, then, and in any of such events Lessor may with or without notice or demand, at Lessor's option, and without being deemed guilty of trespass and/or without prejudicing any remedy or remedies which might otherwise be used by Lessor for arrearages or preceding breach of covenant or condition of this lease, enter into and repossess said Premises and expel the Lessee and all those claiming under Lessee. In such event Lessor may eject and remove from said Premises all goods and effects (forcibly if necessary). This lease if not otherwise terminated may immediately be declared by Lessor as terminated. The termination of this lease pursuant to this Article shall not relieve Lessee of its obligations to make the payments required herein. In the event this lease is terminated pursuant to this Article, or if Lessor enters the Premises without terminating this lease and Lessor relets all or a portion of the Premises, Lessee shall be liable to Lessor for all the costs of reletting, including necessary renovation and alteration of the leased Premises. Lessee shall remain liable for all unpaid rental which has been earned plus late payment charges pursuant to Paragraph 21 and for the remainder of the term of this lease for any deficiency between the net amounts received following reletting and the gross amounts due from Lessee, or if Lessor elects, Lessee shall be immediately liable for all rent and additional rent (Paragraph 19) that would be owing to the end of the term, less any rental loss Lessee proves could be reasonably avoided, which amounts shall be discounted by the discount rate of the Federal Reserve Bank, situated nearest to the Premises, plus one percent (1%).

29. BINDING EFFECT, The parties hereto further agree with each other that each of the provisions of this lease shall extend to and shall, as the case may require, bind and inure to the benefit, not only of Lessor and Lessee, but also of their respective heirs, legal representatives, successors and assigns, subject, however, to the provisions of Paragraph 18 of this lease.

It is also understood and agreed that the terms "Lessor" and "Lessee" and verbs and pronouns in the singular number are uniformly used throughout this lease regardless of gender, number or fact of incorporation of the parties hereto. The typewritten riders or supplemental provisions, if any, attached or added hereto are made a part of this lease by reference. It is further mutually agreed that no waiver by Lessor of a breach by Lessee of any covenant or condition of this lease shall be construed to be a waiver of any subsequent breach of the same or any other covenant or condition.

30. HOLDING OVER, If Lessee holds possession of the Premises after term of this lease, Lessee shall be deemed to be a month-to-month tenant upon the same terms and conditions as contained herein, except rent which shall be revised to reflect the then current market rate. During month-to-month tenancy, Lessee acknowledges Lessor will be attempting to relet the Premises. Lessee agrees to cooperate with Lessor and Lessee further acknowledges Lessor's statutory right to terminate the lease with proper notice.

31. ATTORNEY'S FEES, If any legal action is commenced to enforce any provision of this lease, the prevailing party shall be entitled to an award of reasonable attorney's fees and disbursements. The phrase "prevailing Party" shall include a party who receives substantially the relief desired, whether by dismissal, summary judgment, judgment or otherwise.

32. NO REPRESENTATIONS, The Lessor has made no representations or promises except as contained herein or in some future writings signed by Lessor.

33. QUIET ENJOYMENT, So long as Lessee pays the rent and performs the covenants contained in this lease, Lessee shall hold and enjoy the Premises peaceably and quietly, subject to the provisions of this lease.

34. RECORDATION, Lessee shall not record this lease without the prior written consent of Lessor. However, at the request of Lessor, both parties shall execute a memorandum or "short form" of this lease for the purpose of recordation in a form customarily used for such purpose. Said memorandum or short form of this lease shall describe the parties, the Premises and the lease term, and shall incorporate this lease by reference.

35. MUTUAL PREPARATION OF LEASE, It is acknowledged and agreed that this lease was prepared mutually by both parties. In the event of ambiguity, it is agreed by both parties that it shall not be construed against either party as the drafter of this lease.

36. GOVERNING LAW, This lease shall be governed by, construed and enforced in accordance with the laws of the State of Washington.

37. OPTION TO RENEW, Provided that Lessee is not in default under any of the terms and conditions of this lease, Lessee shall have the option to renew this lease for one additional period of two (2) years. Base rent for the renewal term shall be at the then market rate for comparable office space in the CBD area of Seattle. Lessee agrees to give Lessor written notice of its intent to renew at least 180 days prior to the expiration of the initial lease term.

38. PARKING, Lessee shall be pro for two cars within the Fourth and Vine parking garage and three (3) cars on outside surface lots. All parking shall be paid for by Lessee. The cost shall be $75.00 per stall per month for the first two years of the lease term, and shall increase to market rate thereafter.

39. AS-IS, WHERE-IS, Except for Lessor re-keying the Premises, installing a lock on the door to the adjacent space, repainting the Premises with one coat of paint in a similar color as exists and shampooing the carpets, Lessor will not be called on to make any alterations and/or additions to the Premises. Lessee acknowledges Lessee has inspected the Premises and accepts them in an as-is, where-is condition.

IN WITNESS WHEREOF, the parties hereof have executed this lease the day and year first above written.

SELIG REAL ESTATE HOLDINGS SEVEN,
a Washington general partnership
By: Martin Selig
Its: General Partner
"Lessor"


UNAPIX ENTERTAINMENT, INC.
By: David A. Dreilinger
It's Chief Operating Officer
"Lessee"

STATE OF WASHINGTON )
                    )ss.
COUNTY OF KING      )

On this 17 day of June, 1999, before me, a Notary Public in and for the State of Washington, personally appeared MARTIN SELIG, to me known to be the Managing Member, respectively, of Selig Real Estate Holdings Seven, the entity that executed the foregoing instrument, and acknowledged said instrument to be the free and voluntary act and deed of said entity, for the uses and purposes therein mentioned, and on oath stated that he/she/they is/are authorized to execute said instrument on behalf of the entity.

/s/Jill M. Hayes
Notary Public in and for the State of Washington
Residing at: Fall City
My commission expires: 6/2/2002

(Corporation)

STATE OF NEW YORK )
                  )ss.
COUNTY OF NEW YORK)

On this 9 day of June, 1999, before me, a Notary Public in and for the State of New York, personally appeared DAVID A. DREILINGER, to me known to be the Chief Operating Officer, respectively, of Unapix Entertainment, Inc., the corporation that executed the within foregoing instrument, and acknowledged said instrument to be the free and voluntary act and deed of said corporation, for the uses and purposes therein mentioned, and on oath stated that he/she/they is/are authorized to execute said instrument and affixed is the corporate seal of said corporation.

/s/Lawrence M. Sapadin
Notary Public in and for the State of New York
Residing at:  Kings County
My commission expires: 1/31/2000


                                   EXHIBIT B

                                    EXAMPLE

The intent is to include Lessee's proportionate share of all Base Year Costs in Lessee's Annual Base Rental Rate. It is further the intent to limit adjustments to Lessee's Base Year Costs to actual increases in cost. The Operating Services are adjusted to the greater of actual occupancy or 95% occupancy for the base year to fairly establish the Base Year Costs at an equitable standard for comparison purposes. Comparison Years are similarly adjusted for purposes of fairness and equality. To prevent any confusion regarding computation of Base Year Costs, Comparison Year Costs and the adjustment of those costs to 95% occupancy, if necessary, we have set forth the following example. It is important to note that if adjustment to 95% occupancy is necessary, not all Operating Services are adjusted.

Expenses requiring adjustment are those which are 100% dependent upon the change in footage and adjust with the change in occupied footage. This category includes electricity, water/sewer, superintendent, disposal, management, janitorial supplies, window washing, repair and maintenance, HVAC maintenance, and janitorial labor.

Other expenses do not require adjustment nor are they dependent upon occupied footage change. These categories are the same whether the building is empty or full. They are, insurance, security, elevator, landscaping and telephone.

Real Estate Taxes are dependent upon independent assessment. Real Estate Taxes are not adjusted to 95%, but are established for each respective year based on the actual tax paid whether for the respective Base Year or each subsequent Comparison Year(s).

Please note the expenses noted below which are and are not adjusted and the adjustment to each expense to achieve 95% occupancy, if necessary. The method of adjusting expenses depicted in the example will be followed when adjusting actual Operating Service Expenses for both the Base Year and Comparison Year(s).

HYPOTHETICAL FACTS

Building Occupancy:                               80%
Actual Base Year Costs:                           $375,000
Grossed Base Year Costs to 95%:                   $440,000
Actual Comparison Year Costs: (see below)         $405,440
Grossed Comparison Year Costs to 95%: (see below) $463,080
Tenant Premises:                                  10,000 RSF
Building RSF:                                     125,000 RSF
Tenant Proportionate Basis:                       10,000/125,000 = 8%

                            EXAMPLE
                            -------

                       Actual             Grossed
Description           Expenses            Expenses
-----------           --------            --------

Percent Occupied       80.00%              95.00%      Methodology
Real Estate Taxes     $54,854             $54,854      Actual Cost

Operating Expenses
Insurance             $26,595             $26,595      Actual Cost
Electricity           $69,358             $82,363      Adjusts with occupancy
Water & Sewer         $4,945              $5,872       Adjusts with occupancy
Security              $5,000              $5,000       Actual Cost
Elevator              $7,526              $7,526       Actual Cost
Superintendent        $82,869             $98,407      Adjusts with occupancy
Landscaping           $2,912              $2,912       Actual Cost
Disposal              $15,502             $18,409      Adjusts with occupancy
Management            $41,680             $49,495      Adjusts with occupancy
Supplies              $4,339              $5,153       Adjusts with occupancy
Window Washing        $1,527              $1,813       Adjusts with occupancy
Repairs & Maintenance $24,333             $28,895      Adjusts with occupancy
Telephone             $1,144              $1,144       Actual Cost
HVAC Maintenance      $6,208              $7,372       Adjusts with occupancy
Janitorial            $56.648             $67 270      Adjusts with occupancy
                      -------             --------
TOTALS:               $405,440            $463,080

                               RIDER TO
                      FOURTH AND VINE OFFICE LEASE


This Rider to Fourth and Vine Office Lease supplements, amends and modifies that Fourth and Vine Office Lease dated June 17, 1999 ("Lease") by and between SELIG REAL ESTATE HOLDINGS SEVEN, a Washington general partnership ("Lessor") and UNAPIX ENTERTAINMENT, INC. ("Lessee"). The provisions of this Rider supercede any inconsistent or conflicting provisions of the Lease. Paragraph numbers and captions below correspond with the paragraph numbers and captions of the Sections in the Lease which are modified by this Rider.

2. Term. Lessor agrees to complete its tenant improvement work on the Premises no later then July 1, 1999.

4. Consideration. The deposit shall be a security deposit which Landlord may apply to the extent necessary to cure any Lessee default under the Lease provided Lessor has given Lessee notice of the default and Lessee has failed to remedy the default within ten (10) days following such notice in regard to monetary defaults or within thirty (30) days following such notice in regard to non-monetary defaults. Lessor shall give Lessee written notice of any amounts so applied. Any portion of the deposit not so applied shall be credited in payment of the rental due for the last month of the Lease term.

6. Rules and Regulations. Any rules or regulations adopted by Lessor which are not printed on this Lease may not materially increase Lessee's obligations or materially decrease Lessee's rights as stated in this Lease.

8. Alterations. Lessor hereby consents to Lessee's construction and installation of the alterations and improvements listed on Schedule A - Lessee's Work. Lessee's Work may be completed at Lessee's convenience.

11. Sign Restriction. Lessor shall provide on or before commencement of the Lease term signage identifying Lessee and its premises in the existing Building Directory on the first floor and in the existing readerboard on the 3rd floor. Any additional signage requirements are listed on Schedule B - Signage Requirements.

14. Telephone Service. Lessor shall provide direction to Lessee's electricians promptly so as not to delay Lessee's work.

15. Services. At a minimum, Lessor's customary janitor service shall include trash and refuse removal each business day, floor vacuuming each week and dusting each week.

18. Assignment. Lessee may assign this Lease only with Lessor's consent which shall not be unreasonably withheld.

19. Operating Services and Real Estate Taxes. Lessee may audit Lessor's Operating Services and Real Estate Taxes not more than once per Lease year and Lessor shall provide all information regarding Operating Services and Real Estate Taxes which Lessee's auditors request. Such audit shall be conducted in Lessor's office in Seattle, Washington during regular business hours upon not less than twenty (20) days prior written notice from Lessee to Lessor. In the event that the audit discloses errors in Lessor's calculation of Lessee's share of charges for Operating Services and Real Estate Taxes,

Lessee's payments for Operating Services and Real Estate Taxes shall be equitably adjusted. In the event that the amount charged by Lessor to Lessee during any Lease year which is audited by Lessee is five percent (5%) or greater than Lessee's equitable share, Lessor shall reimburse Lessee for the cost of Lessee's audit, not to exceed $500.00.

22. Risk. Nothing herein shall relieve Lessor from liability or damages arising from or related to Lessor's negligence, breach of this Lease or willful misconduct.

24. Waiver of Subrogation. The waivers stated herein apply only to the extent the loss, damage, injury or liability is covered and paid by the waiving party's insurance and to the extent the waiving party's applicable insurance policy permits such waiver.

25. Subordination. Notwithstanding anything herein to the contrary, Lessee shall not be required to execute any subordination agreement unless Lessee receives a nondisturbance agreement and unless the subordination and non-disturbance agreements do not materially reduce Lessee's rights or materially increase Lessee's obligations under this Lease. Lessee shall be permitted to modify any estoppel certificate presented by Lessor to provide accurate information to Lessor's lender.

26. Casualty. In the event that the Premises or the Building suffer a casualty loss which will materially interfere with Lessee's ability to use and enjoy the Premises for more than ninety (90) days, Lessee by written notice to Lessor may accelerate the expiration date of this Lease to a date which is not more than one hundred eighty (180) days following the date of such casualty loss.

28. Default. Lessor shall provide Lessee a minimum of ten (10) days prior written notice of any monetary default under this Lease and a minimum of twenty (20) days prior written notice of any non-monetary default under this Lease and shall permit Lessee to cure its default during any such notice period before Lessor is entitled to pursue its remedies. In the event of a re-letting of the Premises following a default by Lessee, Lessee shall only be obligated to pay a portion of re-letting costs equal to the amount of the allowable re-letting costs multiplied by a fraction, the numerator of which is the number of unexpired months of the Lease term at the time of such re-letting and the denominator of which is the number of months for the replacement lease term.

38. Parking. The outside surface lots shall not be more than one b1ock from the Building.

39. As-Is, Where-Is. Nothing herein shall be construed as providing that Lessee has consented to defects in the Premises which are latent and unknown to Lessee as of the date Lessee executes this Lease.

40. Broker's Fees and Commissions. Lessor shall pay all brokers fees and commissions incurred by Lessor or Lessee in regard to this Lease.

SELIG REAL ESTATE HOLDINGS SEVEN, a Washington general partnership By:/s/Martin Selig, its general partner

UNAPIX ENTERTAINMENT, INC.
By: /s/David A. Dreilinger
It's: COO

                                   SCHEDULE A


                                  Lessee's Work









                                    SCHEDULE B


                                Signage Requirements

                                EXHIBIT 10.20

         AMENDMENT NO. 1 TO CREDIT AND SECURITY AGREEMENT AND WAIVER

This Amendment No. 1 to Credit and Security Agreement and Waiver, dated as of April 12, 2000 (the "Amendment"), is between UNAPIX ENTERTAINMENT, INC., a Delaware corporation ("Unapix"), UNAPIX PRODUCTIONS WEST, a California corporation ("UPW"), FRESH DEVELOPMENT, INC., a Delaware corporation ("FDI"), UNAPIX DIRECT MEDIA, INC., a New Jersey corporation ("UDM"), GREEN LEAF ADVERTISING COMPANY, INC., a New York corporation ("Green Leaf"), UNAPIX SYNDICATION INC., a New York corporation ("USI") and THE JAZZ STORE, INC., a New Jersey corporation ("JSI") (Unapix, UPW, FDI, UDM, Green Leaf, USI and JSI are sometimes collectively referred to herein as the "Borrowers" and individually as a "Borrower"); the other Credit Parties signatory hereto; and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation (in its individual capacity, "GE Capital"), as the Lender.

A. The Borrowers, Miramar Images, Inc., a Washington corporation ("Miramar") and the Lender have entered into a certain Credit and Security Agreement dated as of September 28, 1999 (the "Credit Agreement").

B. Miramar has merged into Unapix, with Unapix being the surviving corporation.

C. The Borrowers have requested that the Lender amend the Credit Agreement on the terms and conditions herein contained.

D. The Borrowers have requested that the Lender waive compliance by the Borrowers with certain provisions of the Credit Agreement, as more particularly described in this Amendment.

E. The Lender has agreed to amend the Credit Agreement on the terms and conditions herein contained. The Lender has agreed to waive compliance with the provisions described in paragraph D above, but on the terms and conditions herein contained.

NOW, THEREFORE, in consideration of the premises herein contained and for other good and valuable consideration, the Borrowers and the Lender do hereby mutually agree as follows:

AGREEMENT

1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Credit Agreement.

2.   Amendment.

2.1 The Credit Agreement is amended by replacing Annex F thereto with the revised version of Annex F attached to this Amendment.

2.2 The Credit Agreement is amended by adding the following to the Credit Agreement as Section 1.7(d):

"(d) Borrowers shall pay to Lender, on the first Business Day of each month prior to the Commitment Termination Date and on the Commitment Termination Date, an administration fee in the amount of $8,333.33."

3. Waiver.

3.1 Paragraph (b) of Annex F of the Credit Agreement requires the Borrowers to maintain a minimum Fixed Charge Coverage Ratio on a consolidated basis for certain 12-month periods more particularly described in that paragraph. The Borrowers have failed to maintain a Fixed Charge Coverage Ratio in the amount required under the Credit Agreement for the 12-month period ending on October 31, 1999. The Lender hereby waives compliance by the Borrowers with paragraph
(b) of Annex F of the Credit Agreement for the 12-month period ending on October 31, 1999, provided that Borrowers have maintained on a consolidated basis, for the 12-month period ending on October 31, 1999, a Fixed Charge Coverage Ratio of not less than -2.27:1.0.

3.2 Paragraph (c) of Annex F of the Credit Agreement requires the Borrowers to maintain minimum EBITDA on a consolidated basis for certain 12-month periods more particularly described in that paragraph. The Borrowers have failed to maintain minimum EBITDA as required under the Credit Agreement as in effect prior to this Amendment for the five 12-month periods ending on October 31, 1999, November 30, 1999, December 31, 1999, January 31, 2000 and February 29, 2000, respectively. The Lender hereby waives compliance by the Borrowers with paragraph (c) of Annex F of the Credit Agreement as in effect prior to this Amendment for the five 12-month periods specified above, provided that Borrowers have maintained on a consolidated basis, for each such 12-month period ending on the date set forth below, EBITDA of not less than the following:

Period End Date        EBITDA
---------------        ------
October 31, 1999      $16,687,000
November 30, 1999     $16,767,000
December 31, 1999     $19,783,000
January 31, 2000      $18,574,000
February 29, 2000     $18,068,000


4. Representations and Warranties. When the Borrowers sign this Amendment, each Borrower represents and warrants to the Lender that: (a) giving effect to this Amendment, there exists no Default or Event of Default, (b) giving effect to this Amendment, the representations and warranties of the Borrowers in the Credit Agreement and in the other Loan Documents are each true on and as of the date hereof as if made on and as of said date, (c) this Amendment is within such Borrower's powers, (d) this Amendment been duly authorized by all necessary or proper corporate and shareholder action, (e) this Amendment does not contravene any provision of such Borrower's charter or bylaws, and
(f) this Amendment does not violate any law or regulation, or any order or decree of any court or Governmental Authority.

5. Conditions. This Amendment will be effective upon the occurrence of the following, in each case in a manner satisfactory to the Lender:

5.1 Receipt by the Lender of this Amendment executed by each party hereto.

5.2 Receipt by the Lender of an amendment fee in the amount of Twenty-Five Thousand Dollars ($25,000).

6. Effect of Amendment. Except as specifically amended above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed. The waiver contained above shall be limited precisely as written and relate solely to the items and times above. Nothing in this Amendment shall be deemed to (a) constitute a waiver of compliance by any Borrower with respect to any other term, provision or condition of the Credit Agreement or any other instrument or agreement referred to therein or (b) prejudice any right or remedy that the Lender may now have or may have in the future under applicable law or instrument or agreement referred to therein.

 7. Counterparts. This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

IN WITNESS WHEREOF, this Amendment has been executed by the parties hereto as of the date first above written.

UNAPIX ENTERTAINMENT, INC.,
a Delaware corporation
By:
Title:

MIRAMAR IMAGES, INC.,
a Washington corporation
By:
Title:

UNAPIX PRODUCTIONS WEST,
a California corporation
By:
Title:

FRESH DEVELOPMENT, INC.,
a Delaware corporation
By:
Title:

UNAPIX DIRECT MEDIA, INC.,
a New Jersey corporation
By:
Title:

GREEN LEAF ADVERTISING COMPANY, INC.,
a New York corporation
By:
Title:

UNAPIX SYNDICATION INC.,
a New York corporation
By:
Title:

THE JAZZ STORE, INC.,
a New Jersey corporation
By:
Title:

GENERAL ELECTRIC CAPITAL CORPORATION,
as Lender
By:
Title:

          ANNEX F (Section 6.10) to CREDIT AND SECURITY AGREEMENT

                             FINANCIAL COVENANTS

Borrowers shall not breach or fail to comply with any of the following financial covenants, each of which shall be calculated in accordance with GAAP consistently applied:

(a) Maximum Capital Expenditures. Borrowers and their Subsidiaries on a consolidated basis shall not make Capital Expenditures (i) in excess of $500,000 for the Fiscal Year ending December 31, 1999, and (ii) in excess of $250,000 during any Fiscal Year thereafter.

(b) Minimum Fixed Charge Coverage Ratio. Borrowers and their Subsidiaries shall have on a consolidated basis, for each 12-month period ending on the date set forth below, a Fixed Charge Coverage Ratio of not less than the following:

Period End Date        Fixed Charge Coverage Ratio
------------------     ---------------------------
September 30, 1999     -2.70:1.0
October 31, 1999       -2.25:1.0
November 30, 1999      -2.00:1.0
December 31, 1999      -1.75:1.0
January 31, 2000       -1.50:1.0
February 29, 2000      -1.25:1.0
March 31, 2000         -1.25:1.0
April 30, 2000         -1.25:1.0
May 31, 2000           -1.25:1.0
June 30, 2000          -1.25:1.0
July 31, 2000          -1.00:1.0
August 31, 2000        -0.75:1.0
September 30, 2000      0.00:1.0
October 31, 2000        0.75:1.0
November 30, 2000       0.75:1.0
December 31, 2000       1.00:1.0
March 31, 2001          1.00:1.0
June 30, 2001           1.00:1.0
September 30, 2001      1.00:1.0
December 31, 2001       1.00:1.0
March 31, 2002          1.10:1.0
June 30, 2002           1.10:1.0
September 30, 2002      1.10:1.0
December 31, 2002       1.10:1.0
March 31, 2003          1.10:1.0
June 30, 2003           1.10:1.0
September 30, 2003      1.10:1.0
December 31, 2003       1.10:1.0
March 31, 2004          1.10:1.0
June 30, 2004           1.10:1.0


(c) Minimum EBITDA. Borrowers and their Subsidiaries shall have on a consolidated basis, for each 12-month period ending on the date set forth below, EBITDA of not less than the following:

Period End Date              EBITDA
---------------              ------
March 31, 2000             $16,400,000
April 30, 2000             $16,200,000
May 31, 2000               $15,800,000
June 30, 2000              $16,300,000
July 31, 2000              $17,000,000
August 31, 2000            $17,800,000
September 30, 2000         $18,300,000
October 31, 2000           $21,400,000
November 30, 2000          $23,400,000
December 31, 2000          $22,600,000
March 31, 2001             $27,000,000
June 30, 2001              $29,600,000
September 30, 2001         $28,800,000
December 31, 2001          $25,700,000
March 31, 2002             $26,400,000
June 30, 2002              $27,000,000
September 30, 2002         $27,700,000
December 31, 2002          $28,300,000
March 31, 2003             $29,000,000
June 30, 2003              $29,700,000
September 30, 2003         $30,400,000
December 31, 2003          $31,200,000
March 31, 2004             $31,200,000
June 30, 2004              $31,200,000


(d) Minimum Film Library Ratio. Borrowers and their Subsidiaries shall have on a consolidated basis at the end of each Fiscal Month, a Film Library Coverage Ratio of not less than 5.0:1.0.

(e) Film Cost Expenditures. Borrowers and their Subsidiaries on a consolidated basis shall not make Film Cost Expenditures in excess of the following amounts during any Fiscal Year ending on the date set forth below:

Fiscal Year End Date    Film Cost Expenditures

December 31, 1999       $26,500,000
December 31, 2000       $19,700,000
December 31, 2001       $17,700,000
December 31, 2002       $16,800,000
December 31, 2003       $15,200,000

Unless otherwise specifically provided herein, any accounting term used in the Agreement shall have the meaning customarily given such term in accordance with GAAP, and all financial computations hereunder shall be computed in accordance with GAAP consistently applied. That certain items or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing.

                                EXHIBIT 21.1




Name of Subsidiary                             State of Incorporation
------------------                             ----------------------

Green Leaf Advertising Company, Inc.                   New York

Abacus Films Ltd.                                      New York

Unapix Films, Inc.                                     New York

Unapix Productions West                                California

Unapix Syndication, Inc.                               New York

Fresh Development, Inc.                                Delaware

Unapix Direct Media, Inc.                              New Jersey

Pacific Surf Productions                               California



                                 EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in (i) the Post-Effective Amendment No. 2 on Form S-3 to the Registration Statement on Form SB-2, File No. 33-61798, (ii) the Registration Statement on Form S-3, File No. 33-83186,
(iii) the Registration Statement on Form S-8, File No. 33-86080, (iv) the Registration Statement on Form S-3, File No. 33-80019, (v) the Registration Statement on Form S-3, File No. 333-29635, (vi) the Registration Statement on Form S-3, File No. 333-51853; and (vii) the Registration Statement on Form S-3, File No. 333-63235 of our report dated March 17, 2000 (with respect to
Note 14, March 28, 2000 and with respect to Note 4, April 12, 2000) on our audit of the consolidated financial statements of Unapix Entertainment, Inc. and subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1999, and to the reference to Richard A. Eisner & Company, LLP under the heading "Experts" in the related Prospectuses.



Richard A. Eisner & Company, LLP

New York, New York
April 14, 2000

                                EXHIBIT 27.1

/END



FINANCIAL DATA SCHEDULE

ARTICLE 5
MULTIPLIER                    1,000

PERIOD-TYPE                    YEAR
FISCAL-YEAR-END         DEC-31-1999
PERIOD-START            JAN-01-1999
PERIOD-END              DEC-31-1999
CASH                            301
SECURITIES                        0
RECEIVABLES                  17,921
ALLOWANCES                        0
INVENTORY                     3,917
CURRENT-ASSETS                    0
PP&E                            997
DEPRECIATION                      0
TOTAL-ASSETS                 76,806
CURRENT-LIABILITIES               0
BONDS                         4,586
PREFERRED-MANDATORY               0
PREFERRED                         5
COMMON                          103
OTHER-SE                     34,923
TOTAL-LIABILITY-AND-EQUITY   76,806
SALES                             0
TOTAL-REVENUES               41,862
CGS                               0
TOTAL-COSTS                  39,456
OTHER-EXPENSES                    0
LOSS-PROVISION                    0
INTEREST-EXPENSE              1,395
INCOME-PRETAX                  (407)
INCOME-TAX                      545
INCOME-CONTINUING                 0
DISCONTINUED                      0
EXTRAORDINARY                   714
CHANGES                           0
NET-INCOME                   (1,666)
EPS-PRIMARY                    (.25)
EPS-DILUTED                    (.25)