Form 10-K/A
period 1999-12-31
UNAPIX ENTERTAINMENT INC
filed 2000-04-28
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 Form 10-K/A
                               AMENDMENT NO. 1

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

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $14,232,832 (based upon the closing sales price of these shares on the American Stock Exchange on March 6, 2000.

On April 1, 2000, there was a total of 10,295,575 shares of the registrant's common stock outstanding.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The executive officers and directors of the Company are listed in the table below and brief summaries of their business experience and certain other information with respect to them are set forth thereafter.

-----------------------------------------------------------------------------
                                                        DIRECTOR     TERM AS
                                                        OF THE       DIRECTOR
                                                        COMPANY      EXPIRES
NAME                   AGE   POSITION                    SINCE         IN
-----------------------------------------------------------------------------
Herbert M. Pearlman    67    Chairman of the Board of     1990        2002
                             Directors
-----------------------------------------------------------------------------
David S. Lawi          64    Chairman of Executive        1990        2002
                             Committee and Director
-----------------------------------------------------------------------------
David A. Dreilinger    52    President, Chief Executive   1999        2001
                             Officer and Director
-----------------------------------------------------------------------------
Robert Baruc           48    President of Unapix Films    1995        2001
                             and Chief Executive Officer
                             of A-Pix Entertainment
                             and Director
-----------------------------------------------------------------------------
Scott A. Hanock        41    Managing Director            1990        2001
                             of International Sales
                             and Marketing and Director
-----------------------------------------------------------------------------
George Back            60    President of the             1999        2000
                             Syndication Division
                             and Director
-----------------------------------------------------------------------------
Lawrence Bishop        54    Director                     1993        2000
-----------------------------------------------------------------------------
David M. Schachter     40    Director                     2000        2002
-----------------------------------------------------------------------------
Robert G. Miller       39    President of the              --          --
                             Television Division
-----------------------------------------------------------------------------
Michael R. Epps        42    General Counsel and           --          --
                             Secretary
-----------------------------------------------------------------------------
Cheryl A. Freeman      41    Chief Financial Officer       --          --
-----------------------------------------------------------------------------
Daniel T. Murphy       61    Treasurer                     --          --
=============================================================================

HERBERT M. PEARLMAN. Mr. Pearlman has been the Company's Chairman of the Board of Directors since July 1990. From February 1, 1999 until April 2000, he was the Company's Chief Executive Officer. Mr. Pearlman was a co-founder of Telepictures Corporation ("Telepictures"), a public company which, during Mr. Pearlman's tenure, was engaged in marketing and distributing theatrical films and television programs and which is now part of Time Warner Inc. From 1978 until February 1986, Mr. Pearlman served in various senior level capacities with Telepictures including as Chairman of the Board, Chairman of the Executive Committee and as a Director. He is a co-founder of Seitel, Inc. ("Seitel"), a New York Stock Exchange listed company engaged in the development and marketing of a proprietary seismic data library to the oil and gas industry and has been its Chairman of the Board since 1987. In addition, Mr. Pearlman is an officer and a director of the following two public companies: InterSystems, Inc. ("InterSystems"), an American Stock Exchange listed company, which is engaged in providing custom compounding services for resin producers and the design, manufacture, sale and leasing of equipment for sampling, conveying, elevating, weighing and cleaning a wide variety of products; and Helm Capital Group, Inc. ("Helm"), which finances, initiates, develops, acquires and oversees the management of various business enterprises.

DAVID S. LAWI. Mr. Lawi has been a Director of the Company since June 1990. He has been the Chairman of the Company's Executive Committee since December 1993. From January 1993 until the fourth quarter of 1998 he had been the Company's Treasurer and Secretary. Mr. Lawi was a Director and Chairman of the Finance Committee of Telepictures from May 1979 until February 1986. He is a director of Seitel and has been the Chairman of its Executive Committee since March 1987. Mr. Lawi is also a director of InterSystems and has been Chairman of its Executive Committee since October 1986 and its Secretary since March 1984. In addition, Mr. Lawi is an officer and a director of Helm and Chairman of its Executive Committee.

DAVID A. DREILINGER. Mr. Dreilinger has been the Company's President and Chief Executive Officer since April 2000. Prior to that he served as the Company's Chief Operating Officer since May 1998 and was a Co-President from December 1999 until becoming the Company's sole President in April 2000. He has been a Director of the Company since June 1999. From February 1997 until May 1998, he was a consultant providing business and legal services to international and domestic broadcasters, producers, authors and executives. He was a member of the Board of Directors and Senior Vice President of Business and Legal Affairs of BBC Worldwide Americas, Inc. from January 1995 until February 1997. From August 1985 until December 1994, he was Vice President, Business and Legal Affairs of D.L. Taffner Ltd. ("Taffner"). Prior to his employment by Taffner, Mr. Dreilinger was Executive Vice President of Business and Legal Affairs for the Almi Group and Vice President, General Counsel and Secretary of Viacom International, Inc.

ROBERT BARUC. Mr. Baruc has been a Director of the Company since November 1995. He served in the Office of the President from June 1998 until April 2000. Prior to that he was an Executive Vice President of the Company, a position he held since April 1994. He has served as President of Unapix Films, the Company's feature film operations, since January 1999. He has been Chief Executive Officer of A-Pix Entertainment since August 1993. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as a film and marketing consultant. Mr. Baruc was President of Academy Entertainment, a home video distribution company, from June 1986 to January 1991. Mr. Baruc is currently a director of General Bearing Corporation.

SCOTT A. HANOCK. Mr. Hanock has been Managing Director of International Sales and Marketing of the Company since 1986. He served in the Office of the President from June 1998 to April 2000 when the Office of the President was disbanded, and prior to that he was Senior Vice President of the Company. Mr. Hanock has been a Director of the Company since 1990, and was one of the original co-founders of the Company. Prior to forming the Company in 1986, from 1983-1986, Mr. Hanock served as Director of Worldwide Sales for Tatum Communications Inc., a Hollywood based company which specialized in sports television production and international distribution, most well known for the North American Pro-Ski tour and various other ESPN and Prime Network series. Prior to 1983, Mr. Hanock's business activities in the television industry were diversified in the areas of program consulting and international sales for several production houses.

GEORGE BACK. Mr. Back was appointed as a Director in December of 1999. Since 1998, Mr. Back has been President of the Company's Syndication subsidiary. Prior to co-founding Unapix Syndication in the fall of 1998, Mr. Back was co-founder and President of All-American Television from 1982 through 1998, where he developed and syndicated television shows. From 1977 to 1979 Mr. Back was President of Hughes TV Network at Paramount Television where he syndicated television shows and managed professional basketball and hockey telecasts, as well as other special sporting events. Prior to that, Mr. Back was a division manager of Group W with Westinghouse Broadcasting where Mr. Back worked on syndicated television programs such as The Michael Douglas Show and Uptown at the Apollo. Mr. Back served from 1980 to 1982 as First Executive Director of the National Association of Television Program Executives, an organization dedicated to furthering excellence in television programming around the world.

LAWRENCE BISHOP. Mr. Bishop was elected a Director of the Company in November 1993. Mr. Bishop has been an Executive Vice President of Gray, Seifert & Co., Inc., an investment banking firm, since 1987, and currently is a Director of Synergistics, Inc. and the Four M. Corporation.

DAVID M. SCHACHTER. Mr. Schachter was appointed as a Director of the Company in April 2000. He has served as a Senior Vice President and Managing Director of Reedland Capital Partners, an investment banking firm, since February 1998. Prior to that he was a partner with Fried Bird & Crumpacker, a law firm that specialized in representing financial institutions, from January 1990 to December 1997. Prior to that he was an attorney with Pillsbury, Madison & Sutro.

ROBERT MILLER. Mr. Miller has been the Company's President of Unapix Television since April 2000. Prior to that he was the Company's Executive Vice President of Television and President of the Company's Unapix Program Enterprises Division (formerly known as Unapix North America) since June 1998. Prior to that he was Vice President of the Company (a position he held since September 1996) and an Executive Vice President of Unapix Program Enterprises (a position he held since February 1996). From July 1995 to February 1996, Mr. Miller was Vice President of International Television Distribution for the National Football League. He was Vice President of Showtime Program Enterprises, which is engaged in sales of all original productions of the Showtime Channel, from February 1993 to July 1995. From October 1991 to February 1993, he was Director of Event Sales and Management for Golden Gate Productions.

MICHAEL R. EPPS. Mr. Epps has been the General Counsel of the Company since September 1995. From July 1992 until July 1995, he was General Counsel of Helm. He was Associate General Counsel of Helm from September 1990 until July 1992. Prior to joining Helm, Mr. Epps was engaged in the private practice of law.

CHERYL A. FREEMAN. Ms. Freeman has been the Company's Chief Financial Officer since December 1998. From May 1998 until December 1998 she had been the Company's Vice President of Finance, Accounting and Operations/West Coast. From July 1993 until May 1998, she was Chief Financial Officer of Celebrity Home Entertainment, Inc. and Celebrity Duplicating Services, Inc. Ms. Freeman was Vice President of Finance of LIVE Entertainment, Inc. from March 1991 to July 1993.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during, and with respect to, its most recent fiscal year, and written representations furnished to the Company, it appears that all such reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, were filed on a timely basis except that (i) George Back, who is a director of the Company, failed to timely file a Form 3 reflecting his ownership of Company securities upon his becoming a director and (ii) Robert G. Miller, the President of the Company's Television Division, failed to timely file a Form 5 reflecting a grant to him during 1999 of common stock purchase options.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is certain information with respect to cash and noncash compensation awarded, paid or accrued by the Company to the person who served as its Chief Executive Officer during 1999 and its four other most highly paid executive officers during 1999, who were executive officers as of December 31, 1999 (collectively, the "Named Executive Officers").


                        SUMMARY COMPENSATION TABLE
                                                           Long-Term
                            Annual Compensation           Compensation
                           ---------------------    ------------------------
                                                       Shares of
                                             Other      Common
Name and                                     Annual      Stock      All Other
Principal                                    Compen-   Underlying    Compen-
Position (1)      Year   Salary     Bonus    sation     Options       ation
-----------------------------------------------------------------------------
Herbert M. Pearlman

Chief Executive   1999 $200,000(3)  $ 76,000(3) ---      200,000        ---
Officer (2)       1998 $200,000     $ 30,000    ---        ---          ---
                  1997 $116,000     $ 67,000    ---       12,000        ---
-----------------------------------------------------------------------------
David M. Fox

President and     1999 $ 21,000(4)  $  ---      ---        ---          ---
Chief Executive   1998 $250,000     $ 14,000    ---        ---          ---
Officer (6)       1997 $225,000     $ 75,000    ---       12,000        ---
-----------------------------------------------------------------------------
Robert Baruc

Co-President of   1999 $257,000     $150,000(5) ---      350,000        ---
the Company,      1998 $245,000     $27,000     ---        ---          ---
President of      1997 $220,000     $56,000     ---       12,000        ---
A-Pix Entertainment
-----------------------------------------------------------------------------
Scott A. Hanock

Co-President of   1999 $223,000     $ 36,000(6) ---      175,000        ---
the Company,      1998 $200,000     $ 27,000    ---        ---          ---
Managing Direc-   1997 $190,000     $ 71,000    ---       12,000        ---
tor of Interna-
tional Sales and Marketing
-----------------------------------------------------------------------------
Robert Miller

Executive Vice    1999  $182,000    $ 45,000(7) ---       25,000        ---
President         1998  $144,000    $ 56,731    ---      165,750        ---
                  1997  $140,080    $ 27,700    ---       41,002        ---
-----------------------------------------------------------------------------
David A. Dreilinger(8)

Co-President and  1999  $195,500    $ 30,000    ---       50,000        ---
Chief Operating   1998  $109,000       ---      ---      100,000        ---
Officer
-----------------------------------------------------------------------------
George Back(9)

President of      1999  $200,000    $ 50,000    ---        ---          ---
the Syndication   1998  $ 33,000    $  8,000    ---      200,000        ---
Division
=============================================================================

(1) Positions described in this table were held by the respective individuals during 1999.

(2) Mr. Pearlman replaced Mr. Fox as the Company's Chief Executive Officer in January 1999.

(3) In lieu of $145,000 payments in cash for Mr. Pearlman's salary and bonus, Mr. Pearlman agreed to purchase shares of the Company's common stock valued at a $1.45 per share.

(4) This amount not include fees paid to Mr. Fox as a consultant to the Company after termination of his employment. See Item 10 Employment Contracts and Other Arrangements with Named Executive Officers.

(5) This amount consists of an advance against bonus.

(6) This amount includes a $6,000 signing bonus and a $5,850 advance against bonus.

(7) This amount includes a $17,500 advance against bonus.

(8) Mr. Dreilinger's employment with the Company began in May 1998.

(9) Mr. Back's employment with the Company commenced in November 1998.



STOCK OPTIONS

     The following table provides information on stock option grants made to the Named Executive Officers in 1999.

                       STOCK OPTIONS GRANTS IN 1999
-----------------------------------------------------------------------------
                                                        Potential Realizable
                                                          Value At Assumed
          Number of    Percent of                      Annual Rates of Stock
         securities   total options                    Price Appreciation For
          underlying   granted to  Exercise                 Option Term
           options     employees   price per  Expiration  -------------------
Name      granted(1)   in 1999(2)  share(1)     Date          5%        10%
-----------------------------------------------------------------------------
David A.
Dreilinger  50,000(3)     3.9     $2.6875   July 28, 2009 $ 84,500 $  213,500
-----------------------------------------------------------------------------
Scott A.
Hanock     175,000(4)    13.7     $1.875   March 31, 2009 $204,750 $  519,750
----------------------------------------------------------------------------
Robert
Baruc      350,000(5)    27.3     $1.875   April 22, 2009 $409,500 $1,039,500
-----------------------------------------------------------------------------
Herbert M.
Pearlman   200,000(6)    15.6     $2.6875   July 29, 2009 $338,000 $  854,000
=============================================================================

(1) Unless otherwise indicated, all options are immediately exercisable.

(2) All figures represent the percentage of options granted to all employees during 1999.

(3) 16,667 options are currently exercisable, 16,667 options will become exercisable on July 29, 2001, and 16,666 options will become exercisable on July 29, 2001.

(4) 95,000 of these options became exercisable in April 2000 and 40,000 options become exercisable on each of January 1, 2001 and January 1, 2002.

(5) 200,000 of these options became exercisable in January 2000 and 50,000 become exercisable on January 1 of each of the years 2001,2002 and 2003.

(6) 66,667 of these options are currently exercisable, 66,667 options will become exercisable on July 29, 2000 and 66,666 are exercisable on July 29, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION VALUES

There were no common stock purchase options exercised during 1999 by any of the Named Executive Officers. The following table sets forth certain information regarding options held by the Named Executive Officer as of December 31, 1999.

                                                              Value of
                                                             Unexercised
                                    Number of Unexer-        In-the Money
                                    cised Options At          Options at
                                    Fiscal Year-end       Fiscal Year-end (1)
                                    -----------------     -------------------
                  Number
                 of Shares
                 Acquired
                    on     Value                 Unexer-              Unexer-
Name             Exercise Realized  Exercisable  cisable  Exercisable cisable
-----------------------------------------------------------------------------
Herbert M. Pearlman ---      ---      275,120    288,631      ---        ---
-----------------------------------------------------------------------------
David M. Fox        ---      ---      151,593      ---        ---        ---
-----------------------------------------------------------------------------
Scott A. Hanock     ---      ---       36,860    218,282      ---        ---
-----------------------------------------------------------------------------
Robert Baruc        ---      ---      362,000     52,500      ---        ---
-----------------------------------------------------------------------------
Robert Miller       ---      ---      160,094      5,656      ---        ---
-----------------------------------------------------------------------------
David A. Dreilinger ---      ---       50,001     99,999      ---        ---
-----------------------------------------------------------------------------
George Back         ---      ---       50,000    150,000      ---        ---
=============================================================================

(1) All options were out-of-the-money as of the end of 1999.

COMPENSATION OF DIRECTORS

     The Company reimburses travel and other expenses incurred by its directors in connection with attending Board of Director's meetings. There was no compensation granted to the Board of Directors, individually or collectively, by the Company during 1999.


EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

     Pursuant to an agreement effective January 31, 1999 (as amended), Mr. Fox, who until such date was serving as the Company's Chief Executive officer, and the Company mutually agreed to sever his employment relationship. Mr. Fox agreed to provide consulting services to the Company for a one year period after such date for a total of approximately $146,000 of consulting fees. Pursuant to his separation arrangement, Mr. Fox will have until June 30, 2000 to surrender 68,673 shares of capital stock to the Company to be applied against $324,000 of indebtedness owed by him to the Company (most of which was incurred in connection with his purchase of such shares). To the extent the market value of the capital stock on the date of surrender is less than the outstanding amount of indebtedness, the excess amount of indebtedness will be refinanced as a non-recourse loan secured solely by the proceeds from 151,593 common stock purchase options held by Mr. Fox; each such option has an exercise price of $2.86 per share and expires on December 23, 2003. In addition, the Company may be a participant in certain Internet ventures that Mr. Fox may pursue.

     Scott A. Hanock, Managing Director of International Sales and Marketing, is employed under an employment arrangement having a term expiring December 31, 2003, pursuant to which Mr. Hanock shall be paid an annual base salary of $231,000 for the year 2000, which base salary shall be increased by five percent (5%) each year thereafter. In addition, Mr. Hanock will receive the following bonus compensation for the year 2000 and each year thereafter: (i) 2% of the Company's annual operating earnings before taxes for such year;
(ii) 2% of Unapix International's annual earnings before taxes for such year; and (iii) 2% of the Company's annual earnings before taxes from clip licensing. For purposes of Messrs. Hanock's, Baruc's, Miller's, Pearlman's, and Dreilinger's employment agreements "operating earnings before taxes" means for each year the Company's and its subsidiaries consolidated earnings from operations for such year, before payment of local, state and federal income taxes and without taking into account any extraordinary charges for such year (including any charges for reducing the conversion prices on convertible debt or preferred stock, or amortization of good-will), but after deduction of all other expenses allocable to that year. Mr. Hanock will also be entitled to an additional retention bonus of $14,400 for each year of employment pursuant to his employment agreement. Under this agreement Mr. Hanock was granted 175,000 common stock purchase options having an exercise price equal to $1.875 per share and expiring March 2009. 95,000 of these options are currently exercisable with 40,000 additional options being exercisable on each of January 1, 2001 and January 1, 2002. Pursuant to this agreement, Mr. Hanock is also entitled to receive 55,000 incentive common stock purchase options having an exercise price equal to $1.625 per share and expiring in June 2009 29,858 of these options are currently exercisable and 12,571 of which shall be exercisable on each of January 1, 2001 and January 1, 2002. Finally, pursuant to this agreement, the Company has agreed to loan Mr. Hanock $35,500 to meet his tax obligations with respect to his exercise of 29,539 of the Company's common stock purchase options. The loan is payable on demand, bears interest at 6% per annum and is secured by the stock received as a result of such option exercise.

     Robert Baruc, Chief Executive Officer of the Company's Film Division and the Chief Executive Officer of A-Pix, is currently employed under an employment agreement having a term expiring on December 31, 2003, which is automatically renewed for successive one-year periods unless the Company or Mr. Baruc elects to terminate. Under this agreement, Mr. Baruc is entitled to receive a base annual salary of $257,000 for 1999, which base salary shall increase each year thereafter by five percent (5%). In addition, Mr. Baruc is entitled to receive the following bonus compensation for 1999 and for each year thereafter during his employment: (i) 2% of the Company's annual earnings before taxes for such year; (ii) 2% of A-Pix's annual pre-tax profits for such year; and (iii) 2% of "Unapix Program Enterprises' A-Pix Related Profits". The Unapix Program Enterprises A-Pix Related Profits for particular year shall mean 95% of the gross profit of the Company's Unapix Program Enterprises Division from licenses for domestic television (subject to certain exclusions) of feature films that were originally acquired as a result of Mr. Baruc's efforts or produced under his supervision. Mr. Baruc is entitled to receive quarterly advances against his bonus which are adjusted to reconcile to the actual bonus earned. In addition, Mr. Baruc is entitled to receive for each year of his employment an annual, non-refundable and non-recoupable advance of $50,000 in lieu of any rights Mr. Baruc may have to receive compensation as a result of his acting as an executive producer. Finally, the agreement provides for a grant to Mr. Baruc of 350,000 common stock purchase options having an exercise price equal to $1.875 per share and expiring in April 2009. 200,000 of these options were exercisable upon execution of the employment agreement. On each of January 1, 2001, January 1, 2002 and January 1, 2003 another 50,000 options shall became exercisable.

     Robert Miller, President of Unapix Television, is currently employed under an employment arrangement which terminates on December 31, 2002. Under this arrangement, Mr. Miller is entitled to receive a base annual salary of $185,000, $197,500, $210,000 for 1999, 2000 and 2001, respectively. In addition, Mr. Miller is entitled to receive such bonus compensation as to which he and the Company shall agree.

     Herbert M. Pearlman, the Company's Chairman, is currently employed under an arrangement that expires on December 31, 2005, pursuant to which he is entitled to be paid a base salary for 2000 equal to $250,000. For each year thereafter, Mr. Pearlman's salary will increase by the same percentage that the Company's operating earnings before taxes for the immediately preceding year increased over the operating earnings before taxes for the year before that, but in no event will Mr. Pearlman's salary ever exceed the highest base salary then being paid to any other employee of the Company. Mr. Pearlman is also entitled to receive an annual bonus equal to 5% of the Company's first $7,500,000 of earnings before taxes for each year of his contract and 2.5% of all earnings before taxes for each such year in excess of $7,500,000.

     David A. Dreilinger, the Company's current chief executive officer, is currently employed under an employment arrangement which expires on December 31, 2003, subject to continuous one year renewal periods unless the Company or Mr. Dreilinger elects to terminate. Under this agreement, Mr. Dreilinger shall be paid an annual base salary of $212,500, $230,000, $240,000 and $250,000 for 2000, 2001, 2002 and 2003, respectively, with an annual bonus of 2% of the Company's operating earnings before taxes. Pursuant to this agreement Mr. Dreilinger was granted 50,000 common stock purchase options with an exercise price of $2.6875, per share expiring in July 2009 with 16,667 of such options exercisable simultaneously with the grant and 16,667 and 16,666 options becoming exercisable on January 1, 2001 and January 1, 2002, respectively. The exercisability of these options will immediately accelerate upon the sale of all or substantially all the assets of the Company or a merger or other transaction involving the Company as a result of which there is a change in the composition of a majority of the Company's Board of Directors.

     George Back, President of the Company's Syndication subsidiary, is currently employed under an employment agreement with Unapix Syndication, Inc. ("Syndication"), a subsidiary of the Company, having a term expiring October 31, 2001, which is automatically renewed for successive two (2) year periods unless Syndication or Mr. Back elects to terminate. Under this agreement, Mr. Back is entitled to receive a base annual salary of $200,000 in 1998, with an annual increase based upon the Consumer Price Index applicable to the New York metropolitan region, or, alternatively, with such annual discretionary increase as may be determined by Syndication's Board of Directors provided that the increase attributable to the Consumer Price Index increase is offset by the amount of the discretionary salary increase received by Mr. Back in the prior year. In addition, Mr. Back is entitled to receive bonus compensation equal to 10% of Syndication's first $500,000 of earnings before taxes for such year. Mr. Back, as President of the Company's Syndication Division, also has the discretion to distribute from Syndication to such employees of Syndication as he shall, in his reasonable discretion, identify (including himself) such amounts of a bonus pool equal to 10% of Syndication's earnings before taxes for such year in excess of $500,000 as he shall determine in his discretion, subject to certain limitations, with one such limitation being that Mr. Back may not allocate more than 50% of the bonus pool to himself. Under the agreement, Mr. Back was granted 200,000 common stock purchase options having an exercise price equal to $2.375 per share and expiring October 31, 2008. 50,000 of these options are currently exercisable. The remaining 150,000 options shall not become exercisable until April 1, 2008; provided, however, that: (i) 50,000 options shall become exercisable following the first fiscal year of Syndication during the period of employment that Syndication has positive earnings before taxes;
(ii) another 50,000 options shall become exercisable following the first fiscal year of Syndication during the period of employment that Syndication has earnings before taxes of at least $500,000; and (iii) the remaining 50,000 options shall become exercisable following the first fiscal year of Syndication during the period of employment that Syndication has earnings before taxes of at least $1 million.

     During April 2000, Messrs. Pearlman and Lawi agreed to purchase 100,000 and 50,000 shares of common stock of the Company valued at a $1.45 per share in exchange for an equal aggregate amount of salary and bonus due them for 1999 and 2000.

     In April 2000, Messrs. Pearlman, Lawi, Baruc and Back agreed to accept $25,000, $12,500, $6,752 and $5,110, respectively, of their year 2000 compensation in shares of the Company's common stock valued at current market prices in lieu of cash.

BOARD OF DIRECTORS INTERLOCKS
AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Company's Compensation Committee was formed to make recommendations to the Board of Directors concerning salaries and incentive compensation for officers of the Company, and also incentive compensation for directors. Although the Board of Directors had appointed Mr. Bishop and Walter M. Craig, Jr. (who resigned from the Board of Directors in December 1999) as its Compensation Committee acting during 1999, the Company's full Board of Directors participated in all deliberations concerning executive officer compensation.

     Messrs. Pearlman, Lawi, Dreilinger, Baruc, Hanock and Fox were executive officers and members of the Board of Directors during all or a portion of 1999. Messrs. Pearlman, Lawi, Hanock, Bishop and Baruc have direct and/or indirect interests in transactions with the Company described in Certain Relationships and Related Transactions with the Company (see Item 13).

     During 1999, Mr. Craig was an executive officer of Mezzanine Financial Corp., The Mezzanine Financial Fund, L.P., MediFin, Inc. and Helm Capital Group, Inc., each of which entities was controlled directly or indirectly by Messrs. Pearlman and Lawi.



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 2000, information regarding the stock holdings of each person known to the Company to own beneficially more than 5% of any class of outstanding voting securities of the Company.


                                               AMOUNT AND NATURE      PERCENT
TITLE OF         NAME AND ADDRESS OF             OF BENEFICIAL          OF
 CLASS             BENEFICIAL OWNER               OWNERSHIP (1)        CLASS
--------        ----------------------         -----------------      -------
Common Stock    Herbert M. Pearlman                1,336,518 (2)       12.4%
                c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830
-----------------------------------------------------------------------------
Common Stock    Legg Mason, Inc.                   1,326,691 (3)       12.0%
                c/o Gray, Seifert & Co., Inc.
                380 Madison Avenue
                New York, NY  10017
-----------------------------------------------------------------------------
Common Stock    Dolphin Offshore Partners, L.P.    1,278,680 (4)       11.0%
                129 East 17th Street
                New York, NY 10003
-----------------------------------------------------------------------------
Common Stock    Strategic Growth International, Inc. 570,000 (5)        5.1%
                111 Great Neck Road
                Suite 606
                Great Neck, New York 11021-5402
-----------------------------------------------------------------------------
Common Stock    David S. Lawi                        571,309 (6)        5.4%
                c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830
-----------------------------------------------------------------------------
Preferred       Legg Mason, Inc.                      99,996 (7)       20.5%
Stock A*        c/o Gray, Seifert & Co., Inc.
                380 Madison Avenue
                New York, NY  10017
-----------------------------------------------------------------------------
Preferred       Herbert M. Pearlman                   79,999 (8)       16.4%
Stock A         c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830
-----------------------------------------------------------------------------
Preferred       Tradewind Fund                        50,000           10.2%
Stock A         c/o Harbor Capital Management
                2701 Summer Street, Suite 200
                Stanford, Connecticut
-----------------------------------------------------------------------------
Preferred       Martin & Velia Bramante               38,334            7.8%
Stock A         45 Peninsula Road
                Belvedere, CA  94920
-----------------------------------------------------------------------------
Preferred       David S. Lawi                         34,166 (9)        7.0%
Stock A         c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830
-----------------------------------------------------------------------------
Preferred       Herbert M. Pearlman                      200           17.0%
Stock C         c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830

-----------------------------------------------------------------------------
Preferred       Legg Mason, Inc.                         175           14.9%
Stock C         c/o Gray, Seifert & Co., Inc.
                380 Madison Avenue
                New York, NY  10017
-----------------------------------------------------------------------------
Preferred       George Back                              100            8.5%
Stock C         c/o Unapix Entertainment, Inc.
                200 Madison Avenue, 24th Floor
                New York, New York 10016
-----------------------------------------------------------------------------
Preferred       David S. Lawi                            100            8.5%
Stock C         c/o Unapix Entertainment, Inc.
                537 Steamboat Road
                Greenwich, Connecticut  06830
-----------------------------------------------------------------------------
Preferred       Paul Levy                                100            8.5%
Stock C         4 Ironwood Lane
                Rye, New York 10580
-----------------------------------------------------------------------------
Preferred       Dolphin Offshore Partners, L.P.          500           42.6%
Stock C         129 East 17th Street
                New York, New York 10003
=============================================================================

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

(2) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 202,109 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and that expire in December 2003 ("December 2003 Options"); 36,750 shares which are issuable upon exercise of options to purchase Preferred Stock A ("Preferred Stock Options") and the subsequent conversion of such shares of Preferred Stock A (These options have an exercise price of $2.86 per share of Preferred Stock A and expire in June 2004); 6,344 shares that are issuable upon exercise of options having an exercise price of $4.50 per share and expiring March 2007 ("March 2007 Options"); 66,667 shares that are issuable upon exercise of options having an exercise price of $2.6875 per share and that expire in July 2009 ("July 2009 Options"); 75,000 shares issuable upon exercise of common stock purchase warrants, each such warrant having an exercise price of $4.00 (the "$4.00 Warrants") per share and expiring June 2003; and 80,000 shares issuable upon conversion of 200 shares of Preferred Stock C. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

(3) Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co., Inc. ("Gray Seifert"). All such shares are owned by customers of Gray Seifert, however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. The figure includes the following shares of Common Stock: 104,995 shares of Common Stock issuable upon conversion of Preferred Stock A; 420,278 shares of Common Stock issuable upon exercise of warrants, each of which is exercisable into a share of Common Stock at a price of $3.61 per share and expires on December 31, 2001; 111,111 shares of Common Stock issuable upon exercise of warrants having an exercise price of $5.40 per share and expiring in June 2003 ("$5.40 Warrants"); 23,438 shares issuable upon exercise of $4.00 Warrants; and 70,000 shares issuable upon conversion of 175 shares of Preferred Stock C.

(4) Consists of 1,078,680 shares issuable upon conversion of $4,250,000 of notes due in 2003, and 200,000 shares issuable upon conversion of 500 shares of Preferred Stock C.

(5) Consists of the following: (i) 300,000 shares that are issuable upon exercise of options having an exercise price of $3.875 per share; and (ii) 270,000 shares that are issuable upon exercise of warrants having an exercise price of $4.50 per share and expiring in December 2001. Richard Cooper is the Chairman of Strategic Growth International, Inc. ("Strategic Growth") and owns 50% of its common stock. Mr. Cooper individually owns 11,000 shares of the Company's Common Stock. Because of his relationship to Strategic Growth he may be deemed to own, in addition to such 11,000 shares, the shares beneficially owned by Strategic Growth. Accordingly, he may be deemed to own 581,000 shares of Common Stock constituting beneficial ownership of 5.3% of the Company's Common Stock.

(6) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 101,056 shares that are issuable upon exercise of December 2003 Options; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; 6,344 shares that are issuable upon exercise of March 2007 Options; 33,334 shares that are issuable upon exercise of July 2009 Options; 18,750 shares issuable upon exercise of $4.00 Warrants; and 40,000 shares issuable upon conversion of 100 shares of Preferred Stock C.

(7) Consists of shares of Preferred Stock A that are owned by customers of Gray Seifert; however, through agreements with such customers, Gray Seifert has discretionary power to vote and dispose of all such shares. Legg Mason, Inc. is a parent holding company of Gray, Seifert & Co. Inc.

(8) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

(9) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.



                   SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of April 1, 2000, information concerning the beneficial ownership of each class of equity securities by each director and Named Executive Officer and by all executive officers and directors as a group.


                    SHARES AND PERCENT OF COMMON STOCK OR
      PREFERRED STOCK A AND PREFERRED STOCK C - OWNED BENEFICIALLY AS
                             OF APRIL 1, 2000, (1)


                                PERCENT            PERCENT PREFERRED PERCENT
                      COMMON      OF    PREFERRED    OF      STOCK     OF
NAME                   STOCK     CLASS  STOCK A(2)  CLASS      C     CLASS(3)
-----------------------------------------------------------------------------
Herbert M. Pearlman 1,336,518(4)  12.4%  79,999(5)  16.4%     200    17.0%

David S. Lawi         571,309(6)   5.4%  34,166(7)   7.0%     100     8.5%

Scott A. Hanock       206,047(8)   2.0%   7,143      1.5%     ---      ---

Robert Baruc          450,643(9)   4.3%   8,333      1.7%     ---      ---

Lawrence Bishop       247,474(10)  2.4%     ---      ---      ---      ---

David M. Schachter       ---        *       ---      ---      ---      ---

George Back            90,100(11)   *       ---      ---      100     8.5%

Robert Miller         160,094(12)  1.5%     ---       ---     ---      ---

David A. Dreilinger   100,001(13)  1.0%     ---       ---     ---      ---

David M. Fox          269,299(14)  2.6%  12,498      2.6%     ---      ---

All directors and   3,595,471(15) 29.5% 152,763(16) 31.3%     300    25.5%
executive officers
as a group (12 persons)
=============================================================================

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

(3) Shares set forth are shares of the Company's Series C 8% Cumulative Convertible Preferred Stock, $.01 par value per share ("Preferred Stock C"). Each share is convertible into 400 shares of Common Stock. Holders of Preferred Stock C, voting together with holders of Common Stock and not as a separate class, are entitled to 400 votes with respect to each share of Preferred Stock C. Each share of Preferred Stock C has a liquidation preference of $1,000 plus accumulated and unpaid dividends and is entitled to semi-annual dividends of $40 per share.

(4) Includes the following shares of Common Stock: 47,248 shares that are issuable upon conversion of Preferred Stock A; 202,109 shares that are issuable upon exercise of December 2003 Options; 36,750 shares which are issuable upon exercise of Preferred Stock Options and the subsequent conversion of the underlying shares of Preferred Stock A; 6,344 shares that are issuable upon exercise of March 2007 Options; 66,667 shares that are issuable upon exercise of July 2009 Options; 75,000 shares issuable upon exercise of $4.00 Warrants; and 80,000 shares issuable upon conversion of 200 shares of Preferred Stock C. Also includes 1,000 shares owned by Mr. Pearlman's wife as to which Mr. Pearlman disclaims beneficial ownership.

(5) Includes 35,000 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

(6) Includes the following shares of Common Stock: 17,500 shares that are issuable upon conversion of Preferred Stock A; 101,056 shares that are issuable upon exercise of December 2003 Options; 18,375 shares that are issuable upon exercise of Preferred Stock Options and the subsequent conversion of shares underlying such options; 6,344 shares that are issuable upon exercise of March 2007 Options; 33,334 shares that are issuable upon exercise of July 2009 Options; 18,750 shares issuable upon exercise of $4.00 Warrants; and 40,000 shares issuable upon conversion of 100 shares of Preferred Stock C.

(7) Includes 17,500 shares of Preferred Stock A which are issuable upon exercise of Preferred Stock Options.

(8) Includes the following shares of Common Stock: 7,500 shares issuable upon conversion of Preferred Stock A; 33,688 shares issuable upon exercise of December 2003 Options; 3,172 shares that are issuable upon exercise of March 2007 Options; and 95,000 shares that are issuable upon exercise of March 2009 Options.

(9) Includes the following shares of Common Stock: 8,749 shares issuable upon conversion of Preferred Stock A; 52,500 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring August 2003; 6,344 shares that are issuable upon exercise of March 2007 Options; and 200,000 shares that are issuable upon exercise of March 2009 Options.

(10) Includes 125,910 shares of Common Stock owned by a partnership of which Mr. Bishop is a general partner (the "Partnership"); 25,000 shares of Common Stock issuable upon exercise of options having an exercise price of $2.86 per share and expiring June 30, 2008; and 70,314 shares issuable upon exercise of $4.00 Warrants owned by the Partnership.

(11) Includes 50,000 shares issuable upon the exercise of common stock purchase options having an exercise price of $2.375 per share and expiring in October 2008 and 40,000 shares issuable upon conversion of 100 shares of Preferred Stock C.

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

(13) Includes the following shares of common stock: 66,667 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring in May 2003; 16,667 issuable upon exercise of options having an exercise price of $2.69 per share and expiring in July 2009; and 16,667 issuable upon exercise of options having an exercise price of $1.25 per share.

(14) Includes the following shares of Common Stock: 151,593 shares issuable upon exercise of December 2003 Options; and 13,123 shares issuable upon conversion of Preferred Stock A. Also includes the following as to which Mr. Fox disclaims beneficial ownership: 10,237 shares owned by Mr. Fox's wife; 15,750 shares owned in Trust for his children of which his wife is trustee; and an aggregate of 2,624 warrants owned by Mr. Fox's wife, half of which have an exercise price of $19.05 per share and half of which have an exercise price of $28.57 per share.

(15) Includes all shares described in footnotes (4), (6), (8), (9), (10),
(11), (12) and (13) above as well as the following shares of Common Stock:
8,749 shares issuable upon conversion of shares of Preferred Stock A; 13,474 shares issuable upon exercise of December 2003 Options; 4,229 shares that are issuable upon exercise of March 2007 Options; 13,334 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and expiring in June 2008; 16,667 shares issuable upon exercise of options having an exercise price of $2.69 per share and expiring in July 2009; 33,334 shares issuable upon exercise of options having an exercise price of $2.86 per share and expiring May 2008; 16,842 shares that are issuable upon exercise of options having an exercise price of $2.86 per share and expiring December 2003; 10,000 shares that are issuable upon the exercise of options having an exercise price of $2.86 per share and expiring February 2007; 4,229 shares issuable upon the exercise of options having an exercise price of $2.86 per share and expiring March 2007; 10,000 shares that are issuable upon the exercise of options having an exercise price of $2.86 per share and expiring January 2007; 8,333 shares issuable upon the exercise of options having an exercise price of $2.69 per share and expiring July 2009; and 1,749 shares that are issuable upon conversion of shares of Preferred Stock A. The amount set forth does not include any shares held by David M. Fox who, as of April 15, 1999, was neither an officer or director of the Company.

(16) Includes all shares described in footnotes (5) and (7) above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1998, Herbert M. Pearlman, the Company's Chairman of the Board, a partnership of which Mr. Bishop, a director of the Company, is the general partner (the "Bishop Partnership"), and an investor who is a customer of Gray, Seifert & Co., Inc. ("Gray Seifert), an investment advisory firm of which Mr. Bishop is an Executive Vice President, rolled-over certain of their prior investments in the Company (hereinafter referred to as "Film Acquisition Investments") into investments in 10% Convertible Subordinated Notes due June 30, 2003 ("June 2003 Notes"). Such Notes were currently convertible at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's Common Stock at a conversion price of $4.62 per share (which price reflects certain anti-dilution adjustments). In addition, for every $1,000 principal amount of such Notes that is converted, the holders were entitled to receive warrants to purchase 187 shares of Common Stock at an exercise price of $4.00 per share, expiring June 30, 2003 (the "$4.00 Warrants") (the conversion price of the Notes as well as such figures regarding the warrants have been adjusted to reflect anti-dilution adjustments for events occurring subsequent to the issuance of the Notes). The value of Mr. Pearlman's Film Acquisition Investment was approximately $400,000 on the date he exchanged it for an equivalent principal amount of Notes. The Bishop Partnership's and the Gray Seifert customer's Film Acquisition Investments had an aggregate value of approximately $500,000 on the date they exchanged them for an equivalent principal amount of Notes. At the same time that Mr. Pearlman, the Bishop Partnership and the Gray Seifert customer rolled-over their Film Acquisition Investments, the Company redeemed Mr. Lawi's Film Acquisition Investment, which had a value of approximately $200,000 on the date of redemption, in exchange for a $200,000 principal amount promissory note, bearing interest at a rate of 10% per annum and payable on demand. Such note, together with all accrued and unpaid interest thereon, was paid in full during 1998. The Film Acquisition Investments had been utilized for the purpose of funding the acquisition by A-Pix Entertainment of the distribution rights to independently produced films. Each Film Acquisition Investment provided for:
(i) an indeterminate term; (ii) the recoupment of 110% of the amount thereof invested in any one film from the first dollars of gross receipts; (iii) aggregate payments to all holders of Film Acquisition Investments of up to 20% of the net profits of each film in which such funds were invested; (iv) roll-over of the receipts from each investment in a film into other films; and (v) any shortfall of investment in a film to be paid in shares of Common Stock of the Company issued at market or, if market is less than $2.85 a share, at the lower of $2.85 or 125% of market.

     During 1997, 1998 and 1999 management of Helm has provided various administrative, managerial, financial, legal and accounting services to the Company. The Company paid Helm $132,000, $133,000 and $124,000 for such services rendered in 1997, 1998 and 1999, respectively.

     During 1997 and 1998 the Company paid Strategic Growth, the beneficial owner of over 5% of the Company's common stock, approximately $248,000 and $161,000 (including reimbursement for out-of-pocket expenses), respectively, for providing investor relations services. The Company terminated Strategic Growth as its investor relations consultant in January 1999.

     In December 1997 and January 1998, the Company obtained short term loans from Mezzanine Financial Corp. ("Mezzanine"; such loan being referred to as the "Mezzanine Loan") and also from Messrs. Pearlman and Lawi (the "Pearlman and Lawi Loans"). Collectively, the Mezzanine Loan and the Pearlman and Lawi Loans are referred to as the "Short Term Loans". Mezzanine is a wholly-owned subsidiary of Helm Capital Group, Inc. ("Helm"). Messrs. Pearlman and Lawi are officers, directors and stockholders of the Company and Helm. In addition, Walter M. Craig, Jr., a former director of the Company, is also an officer, director and stockholder of Helm and Daniel T. Murphy, the Company's Treasurer, is a stockholder of Helm and its Chief Financial Officer. The loans were extended in order to enable the Company to fund program acquisitions in accordance with its current expansion plans pending the completion of a private placement of convertible notes due June 30, 2003. The Company usually charges interest of between 1.25% and 1.5% per month on the advances it extends to producers in connection with program acquisitions.

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

     In June 1998, the Company extended an offer to its officers and directors pursuant to which they could exercise any of the Company's Class B Warrants then owned by them by borrowing 90% of the exercise price thereof. Each Class B Warrant entitled the holder to purchase 1.05 shares of Common Stock for $4.50. Outstanding amounts of principal of such loans bear interest at 4.5% per annum (which is payable annually). Principal is to be repaid in five consecutive annual installments, the first four of which will each be in an amount equal to 10% of the aggregate exercise price of the Class B Warrants with respect to which the loan was extended and the last of which will be in an amount equal to the remaining outstanding balance. Messrs. Pearlman, Fox (the former chief executive officer of the Company), Lawi and Low (the former principal accounting officer of the Company) exercised 80,834, 25,000, 39,166 and 1,500 Class B Warrants, respectively, pursuant to the Company's offer.

     In December 1998, the Company exchanged 175 shares of its Series C 8% Cumulative Convertible Preferred Stock, $.01 per value per share ("Preferred Stock C") for $175,000 principal amount of Variable Rate Notes that was required to be paid at such time. Each share of Preferred Stock C has a stated valued of $1,000 per share, is convertible into shares of Common Stock at a conversion price of $2.50 per share (i.e. each share of Preferred Stock C is currently convertible into 400 shares of the Company's Common Stock), pays a semi-annual dividend of $40 per share and is entitled to 400 votes per share. The Variable Rate Notes are held by customers of Gray Seifert. The Variable Rate Notes are due on December 31, 2001 and currently bear interest at 3% over the prime rate, provided, however, that the rate cannot fall below 8% or exceed 12% per annum. Mandatory repayment of 10% of the original principal amount commenced at the end of 1998; 15% of the original amount is required to be paid at the end of 1999 and at the end of 2000. The Variable Rate Notes are subordinated to indebtedness of the Company incurred to a bank or other financial institution. Customers of Gray Seifert currently own $500,000 principal amount of Variable Rate Notes.

     In October 1998, the Company, George Back and Unapix Syndication, Inc. ("Syndication") entered into an agreement pursuant to which Mr. Back currently owns 10% of Syndication's outstanding shares of common stock. Mr. Back is restricted in his ability to transfer his shares of Syndication. Pursuant to this agreement, the Company agreed to loan Syndication up to $450,000 bearing interest at 12% per annum. The Company has a right until September 30, 2008 to purchase all but not less than all of Mr. Back's shares in Syndication for a price equal to one-tenth of (i) Syndication's annual earnings after taxes (based upon the fiscal year immediately preceding the year of the exercise of such right and the annualized earnings for the completed fiscal quarters for the year in which such right is exercised), multiplied by (ii) eight (the product of clauses (i) and (ii) being referred to as the "Option Purchase Price"). For the 120 day period immediately following the termination of Mr. Back's employment with the Company (except for voluntary termination of employment by Mr. Back), Mr. Back has the right to put all but not less than all of his shares in Syndication to the Company for purchase at the Option Purchase Price. The purchase price in a call or put transaction may be paid by the Company in either cash or shares of its common stock. Under the agreement, Mr. Back received limited registration rights with respect to common stock of the Company he may receive as a result of the exercise of a call or put option.

     As of December 1998, Messrs. Pearlman, Lawi and Back purchased 200, 100 and 100 shares of Preferred Stock C at a purchase price equal to $1,000 per share.

     In January 1999 Mr. Pearlman loaned the Company $250,000. The outstanding balance of the loan bore interest at a rate of 10% per annum and was payable on demand. As of August 1999, the loan had been repaid.

     In the first quarter of 1999, Messrs. Pearlman and Lawi extended bridge loans to the Company in the amounts of $350,000 and $175,000, respectively, and in August 1999, Mr. Lawi increased his loan to $275,000(the "Pearlman and Lawi Loans"). The Company used the proceeds of these loans to fund productions and acquisitions of entertainment programming by the Company, pending the anticipated increase in the Company's credit facility with Imperial Bank ("Imperial"). Funds for the Pearlman and Lawi Loans were obtained by Messrs. Pearlman and Lawi from a loan to them from Imperial. The Pearlman and Lawi Loans bore interest at a rate equal to the interest rate accruing on the loans to Messrs. Pearlman and Lawi from Imperial. The Pearlman and Lawi Loans were repaid in September 1999.

     In May 1999, Dolphin Offshore Partners, L.P., the beneficial owner of over 5% of the Company's common stock, purchased 500 shares of the Company's Preferred Stock C for an aggregate purchase price of $500,000.

     In addition to the indebtedness incurred by Messrs. Pearlman and Lawi with respect to their exercise of Class B Warrants during 1998 described above, Messrs. Pearlman, Lawi, Hanock, Baruc, Murphy, Bishop and Epps, all of whom are presently officers or directors of the Company, currently are indebted to the Company in the principal amount of $650,974 ($322,729 of which is non-recourse indebtedness), $208,318 ($77,404 of which is non-recourse indebtedness), $98,750, $103,750, $40,000, $80,000, and $32,000,
respectively, which indebtedness was incurred in connection with purchases by such individuals of capital stock that they made at various times from the Company, or from certain other employees (in exchange for the assumption of debt owed to the Company), during 1994 through 1997.

     In September 1999, the Company purchased approximately $5,595,000 of its outstanding subordinated convertible debt. Pursuant to the terms of the purchase, unless an individual noteholder negotiated with the Company otherwise, the Company paid each noteholder in cash an amount equal to the sum of (i) the principal amount purchased,(ii) a prepayment premium ranging from 3-6% of the principal amount purchased depending on the series of note purchased, and (iii) accrued interest on such notes. As a condition to purchase, the Company required each noteholder to convert a principal amount of the same series of notes (and accrued interest thereon) equal to the amount purchased by the Company, into common stock of the Company at a rate of $2.52 per share. The following officers, directors and holders of 5% or more of the Company's common stock (and parties related thereto) tendered some or all of their notes in connection with this purchase as follows:


  Name of                                        Number of       Common
  Officer,                Principal              Shares of       Stock
  Director   Series of    Amount of             Common Stock    Purchase
  or More  Subordinated  Notes Sold     Cash      Received      Warrants
  than 5%      Notes        to the     Premium      Upon       Surrendered
Stockholder  Purchased     Company      Amount   Conversion     by Holder
-----------  ----------   ----------   --------  -----------   ------------

Forest      10% due 2003  $1,000,000    $30,000    471,960      270,270 (1)
Investement
Management
-----------------------------------------------------------------------------
Bishop      10% due 2003  $  187,500(2) $ 5,625     78,660              (3)
& Co.
-----------------------------------------------------------------------------
Legg        10% due 2003  $   62,500    $ 1,875     26,220              (4)
Mason, Inc.
-----------------------------------------------------------------------------
Legg        10% due 2003  $  500,000    $22,500    180,830              (5)
Mason, Inc.
-----------------------------------------------------------------------------
Joyce Lawi  10% due 2003  $   50,000    $ 1,500     20,976              (7)
(6)
-----------------------------------------------------------------------------
Herbert     10% due 2003  $  300,000(8) $ 9,000     41,952              (9)
M. Pearlman
-----------------------------------------------------------------------------
Legg        Variable rate $  940,000    $13,160    377,097             (10)
Mason, Inc. due 2001
=============================================================================

(1) These warrants had an exercise price of $5.55 per share, and were issuable only upon conversion of the notes.

(2) Includes $187,5000 principal amount of notes owned by a partnership of which Mr. Bishop, a director of the Company, is the General Partner.

(3) This noteholder was allowed to retain the companion warrants enabling the holder to purchase an aggregate of 70,312 shares of common stock at an exercise price of $4.00 per share.

(4) This noteholder was allowed to retain the companion warrants enabling the holder to purchase an aggregate of 23,438 shares of common stock at an exercise price of $4.00 per share.

(5) This noteholder was allowed to retain the companion warrant enabling the holder to purchase an aggregate of 111,111 shares of common stock at an exercise price of $5.40 per share.

(6) This noteholder is the wife of David S. Lawi, a Director of the Company.

(7) This holder was allowed to keep the common stock purchase warrants entitling the holder to purchase an aggregate of 18,750 shares at $4.00 per share exercise price.

(8) This holder was only required to convert a principal amount of notes equal to 33% of the principal amount purchased in cash by the Company.

(9) This holder was allowed to keep 75,000 common stock purchase warrants each with an exercise price of $4.00 per share.

(10) This holder was allowed to keep companion common stock purchase warrants enabling the holder thereof to purchase an aggregate of 420,278 shares of common stock at an exercise price of $3.61 per share.


     In September 1999 the Company consummated a $40 million dollar credit facility. The financing was arranged by Reedland Capital Partners, an investment banking firm of which David M. Schachter is currently a Senior Vice President and Managing Director. Mr. Schachter became a director of the Company in April 2000. As consideration for arranging the financing, Reedland Capital Partners received $950,000 plus common stock purchase warrants entitling the holder thereof to purchase 150,000 shares at an exercise price of $2.77 per share, which warrants will expire in October 2004. In addition, in July, 1998, Reedland Capital Partners assisted the Company in placing $3 million shares of its Series B Preferred Stock. In consideration for such placement services, Reedland Capital Partners received $150,000 in cash plus common stock purchase warrants entitling the holder thereof to acquire up to 50,000 shares of common stock at an exercise price of $5.16 per share, which warrants expire in July 2001. Mr. Schachter disclaims beneficial ownership of the common stock purchase warrants owned by Reedland Capital Partners.

                                SIGNATURE


     In accordance with Rule 12b-15 under the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        UNAPIX ENTERTAINMENT, INC.


By: /s/ David A. Dreilinger
-------------------------------
Name: David A. Dreilinger
Title:  Chief Executive Officer


Date: April 28, 2000