Form 10-Q
period 2000-03-31
UNAPIX ENTERTAINMENT INC
filed 2000-05-15
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000


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


As of May 12, 2000 there were 10,295,575 shares of the Company's common stock outstanding.

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)

                                                      March 31,
                               Assets                   2000      December 31,
                                                    (UNAUDITED)       1999
                                                       ------        -------
Cash and cash equivalents                           $     301      $     301
Accounts receivable, net of allowances                 18,527         17,921
Film costs, net                                        48,920         47,074
Product inventory                                       4,238          3,917
Property and equipment, net                             1,038            997
Other assets                                            1,671          1,617
Deferred loan cost                                      1,799          1,895
Excess of cost over fair value of net
  assets acquired, net of amortization                  3,035          3,084
                                                     --------       --------
Total Assets                                        $  79,529      $  76,806
                                                     ========       ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses               $   7,252      $   6,218
Deferred income taxes                                   1,386          1,259
Royalty payable                                         2,222          2,384
Revolving credit                                       32,222         30,641
Variable rate senior subordinated notes                   704            701
10% convertible subordinated notes                      4,596          4,586
                                                     --------       --------
Total Liabilities                                   $  48,382         45,789
                                                     --------       --------
Stockholders' Equity:
Preferred stock; $.01 par value; 3,000,000 authorized
  Cumulative convertible Series A 8% preferred stock;
  488,000 issued and outstanding (aggregate
  liquidation preference of $1,464)                         5              5
Non-voting convertible Series B 6% preferred stock;
  300 shares issued and outstanding, (aggregate
  liquidation reference of $3,000)                          -              -
Cumulative Convertible Series C 8% preferred stock;
  1,175 shares issued and outstanding (aggregate
  liquidation preference of $1,175)                         -              -
Common stock $.01 par value per share;
  40,000,000 authorized; 10,257,000 and
  10,243,000 shares issued and outstanding                103            103
Additional paid-in capital                             34,968         34,923
Notes receivable from equity sales                     (2,703)        (2,683)
Retained earnings (accumulated deficit)                (1,226)        (1,331)
                                                     --------       --------
Total Stockholders' Equity                             31,147         31,017
                                                     --------       --------
Total Liabilities and Stockholders' Equity          $  79,529      $  76,806
                                                     ========       ========

        See accompanying notes to consolidated financial statements

              UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
               (In thousands, except per share amounts)
                              (UNAUDITED)

                                           For the Three Months Ended March 31

                                                      2000           1999
                                                      ----           ----
Revenues:
  Licensing and distribution                        $ 4,099        $ 3,355
  Home video                                          5,037          6,479
                                                     ------         ------
                                                      9,136          9,834
                                                     ------         ------
Operating costs:
  Licensing and distribution                          2,309          1,623
  Home video                                          2,934          4,309
  General and administrative expenses                 3,053          2,687
                                                     ------         ------
                                                      8,296          8,619
                                                     ------         ------
Income from operations                                  840          1,215

Interest expense and financing expense, net            (563)          (552)
                                                     ------         ------

Income before taxes                                     277            663

Provision for income taxes                              127            282
                                                     ------         ------
Net income                                          $   150        $   381
                                                     ======         ======

Net income per basic common share                   $   .01        $   .04
                                                     ======         ======
Net income per diluted common share                 $   .01        $   .04
                                                     ======         ======

Average number of basic common shares outstanding    10,243          7,533
                                                     ======         ======
Average number of diluted common shares outstanding  10,243          7,574
                                                     ======         ======


      See accompanying notes to consolidated financial statements

               UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                              (In thousands)
                                (UNAUDITED)

                                          For the Three Months Ended March 31,

                                                           2000        1999
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   150     $   381
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Amortization and depreciation                          3,010       2,718
   Deferred income taxes                                    127         268
   Accretion of debentures discount                          14          39
   Decrease (increase) in accounts receivable, net         (605)     (1,806)
   (Increase) decrease in product inventory                (321)       (554)
   Increase in other assets                                   -        (622)
   Increase in accounts payable and accrued expenses      1,033       2,239
   Increase (decrease) in royalties payable                (161)       (820)
                                                         ------      ------
Total cash flows provided by operating activities         3,247       1,843
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Film cost expenditures                                (4,686)     (4,291)
   Purchase of property and equipment                      (123)        (24)
                                                         ------      ------
Total cash flows used by investing activities            (4,809)     (4,315)
                                                         ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under bank line of credit               1,582         610
   Advances from affiliates                                   -         525
   Other                                                    (20)        (13)
                                                         ------      ------
Total cash flows from financing activities              $ 1,562     $ 1,122
                                                         ------      ------

       See accompanying notes to consolidated financial statements

               UNAPIX ENTERTAINMENT, INC.  AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)
                              (In thousands)
                                (UNAUDITED)

                                           For the Three Months Ended March 31

                                                      2000          1999
                                                      ----          ----
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   $      -      $ (1,350)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            301         1,707
                                                    ------        ------

CASH AND EQUIVALENTS AT END OF PERIOD             $    301      $    357
                                                    ======        ======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Preferred dividend paid in common stock      $     45      $     45
                                                    ======        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                       $    860      $    222
                                                    ======        ======
     Cash paid for taxes                          $     16      $     35
                                                    ======        ======




        See accompanying notes to consolidated financial statements

             UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements

                            March 31, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. Film costs

The Company's film costs include:              March 31,        December 31,
                                                 2000               1999
                                               --------         -----------
                                                     (In thousands)

        Films released                         $113,695           $108,909
        Accumulated amortization                (71,390)           (68,550)
                                                -------            -------
                                                 42,305             40,359

        Films in process                          6,615              6,715
                                                -------            -------
                                               $ 48,920           $ 47,074
                                                =======            =======

               UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

                              March 31, 2000



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


                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                     2000               1999
                                                     ----               ----
Weighted average basic shares outstanding           10,243              7,533
Effect of dilutive securities:
    Options                                              -                 41
    Warrants                                             -                  -
                                                    ------             ------

Weighted average dilutive shares outstanding        10,243              7,574
                                                    ======             ======


                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                       2000               1999
                                                       ----               ----
Net income as  reported                             $   150            $   381
Preferred stock dividends                               (97)               (90)
                                                     ------             ------
Total income used for earnings per share            $    53            $   291
                                                     ======             ======

               UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

Revenues for the three months ended March 31, 2000 decreased by 7% to $9,136,000 from $9,834,000 in the same three month period in 1999. This decrease in revenues is largely the result of the decrease in Home Video revenues of 22% to $5,037,000, as compared to $6,479,000 in 1999. There was some weakness in the video sell-through area as certain special interest titles underperformed. The Company is shifting to genres that it anticipates will have stronger results for the balance of the year.

Operating costs were $8,296,000 for the three months ended March 31, 2000, a decrease of $323,000 (4%) compared to $8,619,000 in the same three month period in 1999. This decrease was a result of decreased film expenses directly related to decreased revenues in the three month period offset by an increase in general and administrative expenses which resulted primarily from costs for new business activities.

Income from operations in the three month period ended March 31, 2000 decreased by $375,000 (31%) to $840,000 down from $1,215,000 in 1999 due to the decreased revenues offset by decreased operating expenses as discussed above.

Interest expense increased by $11,000 (2%) in the three months ending March 31, 2000 to $563,000 from $552,000 in 1999 due to increased borrowings under the revolving line of credit offset by reduced interest on variable rate notes and 10% convertible notes as a result of the extinguishment of debt in September, 1999.

The Company has income before taxes of $277,000 for the three months ended March 31, 2000 compared to $663,000 in the same period in 1999.

Income taxes of $127,000 were provided in the three months ended March 31, 2000 compared to $282,000 in the same period in 1999.

Liquidity and Capital Resources

For the three months ended March 31, 2000, operating activities provided cash of $3,247,000. The Company used $4,809,000 in investing activities which consisted primarily of $4,686,000 incurred in acquiring and producing new properties for the home video rental and the licensing and distribution markets. The additional cash requirements of $1,562,000 were met principally from borrowings.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $4,112,000 as of March 31, 2000, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion. In order to meet its future funding needs

              UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


the Company will utilize cash on-hand, operating cash flows, its line of credit and other potential financing.

The Company has a borrowing facility which provides for borrowings of up to $40,000,000, $26,000,000 secured by the Company's library of films and other entertainment programming and $14,000,000 secured by accounts receivable. At March 31, 2000, the Company has borrowed $32,222,000 and had remaining availability of $2,700,000. Mandatory repayments of the library credit are due on a quarterly basis beginning September 1, 2000.

The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. The Company could be dependent upon future financings to continue its long term plans of expansion and growth. As its asset base grows, the Company may be able to secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financings.

Year 2000

The Company completed the year 2000 compliance program including testing by December 31, 1999. The Company did not experience any disruptions to normal operations as a result of any year 2000 rollover efforts to January 1, 2000 and will continue to monitor key dates throughout 2000 but has no expectation that related issues will arise in the current year.

Except for the historical information contained herein, the matters discussed are forward-looking statements that are subject to risks and uncertainties, including the inherent unpredictability of the entertainment industry in which a success of a product depends upon factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production or other costs, as well as the other factors described in "FACTORS WHICH MAY AFFECT RESULTS" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (which has been filed with the Securities and Exchange Commission). The highlighted risks should not be assumed to be the only things to affect the Company's future performance.

              Item 3. Quantitative and Qualitative Disclosure
                            About Market Risk

The Company has a borrowing facility on which it incurs interest equal to 1.25% per annum above the Index Rate which was 9% at March 31, 2000. A 1% change in the benchmark rate applied to the outstanding borrowings at March 31, 2000 ($32,222,000) would result in an increase or decrease in interest expense of $322,000 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

 a)  Exhibits

Financial Data Schedule

 b)  Reports on Form 8-K not applicable.



                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNAPIX ENTERTAINMENT, INC.



/s/ Cheryl Freeman                                       May 12, 2000
--------------------------------------
Cheryl Freeman, Chief Financial Officer








                               EXHIBIT INDEX
                               -------------

Exhibit Number               Description
--------------               -----------
     27                    Financial Data
