Form 10-Q
period 2000-06-30
UNAPIX ENTERTAINMENT INC
filed 2000-08-21
CIK 902787

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


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


As of August 14, 2000 there were 11,322,913 shares of the Company's common stock outstanding.

                UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)

                                                     June 30,
                               Assets                  2000      December 31,
                                                    (UNAUDITED)      1999
                                                      ------        -------
Cash and cash equivalents                           $     -        $     301
Accounts receivable, net of allowances                 17,517         17,921
Film costs, net                                        52,067         47,074
Product inventory                                       1,364          3,917
Property and equipment, net                               937            997
Other assets                                            1,134          1,617
Deferred loan cost                                      1,737          1,895
Excess of cost over fair value of net
  assets acquired, net of amortization                  2,567          3,084
                                                     --------       --------
Total Assets                                        $  77,323      $  76,806
                                                     ========       ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses               $   8,636      $   6,218
Deferred income taxes                                     -            1,259
Royalty payable                                           649          2,384
Revolving credit                                       33,865         30,641
Variable rate senior subordinated notes                   720            701
10% convertible subordinated notes                      4,611          4,586
                                                     --------       --------
Total Liabilities                                   $  48,481         45,789
                                                     --------       --------
Stockholders' Equity:
Preferred stock; $.01 par value; 3,000,000 authorized
  Cumulative convertible Series A 8% preferred stock;
  488,000 issued and outstanding (aggregate
  liquidation preference of $1,464)                         5              5
Non-voting convertible Series B 6% preferred stock;
  300 shares issued and outstanding, (aggregate
  liquidation reference of $3,000)                          -              -
Cumulative Convertible Series C 8% preferred stock;
  1,175 shares issued and outstanding (aggregate
  liquidation preference of $1,175)                         -              -
Common stock $.01 par value per share;
  40,000,000 authorized; 10,257,000 and
  10,426,000 shares issued and outstanding                104            103
Additional paid-in capital                             35,234         34,923
Notes receivable from equity sales                     (2,706)        (2,683)
Retained earnings (accumulated deficit)                (3,795)        (1,331)
                                                     --------       --------
Total Stockholders' Equity                             28,842         31,017
                                                     --------       --------
Total Liabilities and Stockholders' Equity          $  77,323      $  76,806
                                                     ========       ========

        See accompanying notes to consolidated financial statements

             UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
               (In thousands, except per share amounts)
                             (UNAUDITED)


                                            For the Three Months Ended June 30
                                                      2000           1999
                                                      ----           ----
Revenues:
  Licensing and distribution                        $ 1,150        $ 5,494
  Home video                                          6,015          4,582
                                                     ------         ------
                                                      7,165         10,076
                                                     ------         ------
Operating costs:
  Licensing and distribution                            868          2,460
  Home video                                          4,732          2,778
  General and administrative expenses                 2,436          3,334
                                                     ------         ------
                                                      8,036          8,572
                                                     ------         ------
Income (loss) from operations                          (871)         1,504

Interest and debt expense, net                          449            758
                                                     ------         ------
Income (loss) from continuing
  operations before taxes                            (1,320)           746

Provision (benefit) for income taxes                   (528)           307
                                                     ------         ------
Income (loss) from continuing operations               (792)           439

Loss from discontinued operations, net of
  tax benefit of $633 and $105                       (1,626)          (151)
                                                     ------         ------
Net income (loss)                                   $(2,418)        $  288
                                                     ======         ======
Income (loss) per common share basic and diluted:
Continuing operations                               $  (.09)        $  .05
Discontinued operations                                (.16)          (.02)
                                                     ------         ------
Net income (loss)                                   $  (.25)        $  .03
                                                     ======         ======
Average number of basic common shares outstanding    10,257          7,590
                                                     ======         ======
Average number of diluted common shares outstanding  10,257          7,701
                                                     ======         ======


      See accompanying notes to consolidated financial statements

              UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
               (In thousands, except per share amounts)
                             (UNAUDITED)

                                              For the Six Months Ended June 30
                                                      2000           1999
                                                      ----           ----
Revenues:
  Licensing and distribution                        $ 5,249        $ 8,849
  Home video                                         10,629         10,670
                                                     ------         ------
                                                     15,878         19,519
                                                     ------         ------
Operating costs:
  Licensing and distribution                          3,437          4,082
  Home video                                          6,916          6,662
  General and administrative expenses                 5,202          5,842
                                                     ------         ------
                                                     15,555         16,586
                                                     ------         ------
Income from operations                                  323          2,933

Interest and debt expense, net                        1,088          1,310
                                                     ------         ------

Income (loss) from continuing operations before taxes  (765)         1,623

Provision (benefit) for income taxes                   (295)           676
                                                     ------         ------
Income (loss) from continuing operations               (470)           947

Loss from discontinued operations, net
   of taxe benefit of $739 and $192                  (1,799)          (277)
                                                     ------         ------
Net income (loss)                                   $(2,269)       $   670
                                                     ======         ======
Income (loss) per share basic and diluted:
Continuing operations                               $  (.06)       $   .10
Discontinued operations                                (.18)          (.04)
                                                     ------         ------
Net income (loss)                                      (.24)       $   .06
                                                     ======         ======

Average number of basic common shares outstanding    10,250          7,562
                                                     ======         ======
Average number of diluted common shares outstanding  10,250          7,638
                                                     ======         ======

      See accompanying notes to consolidated financial statements

                 UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                              (In thousands)
                               (UNAUDITED)

                                             For the Six Months Ended June 30

                                                           2000        1999
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $(2,269)    $   670
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Amortization and depreciation                          5,572       5,652
   Deferred income taxes (benefit)                       (1,034)        406
   Accretion of debentures discount                          44          86
   Goodwill amortization and charge                         517           -
   Decrease (increase) in accounts receivable, net          404        (585)
   (Increase) decrease in product inventory               2,553        (185)
   (Increase) decrease in other assets                      483        (333)
   Increase in accounts payable and accrued expenses      2,193         (63)
   Increase (decrease) in royalties payable              (1,735)     (2,002)
                                                         ------      ------
Total cash flows provided by operating activities         6,728       3,646
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Film cost expenditures                               (10,251)     (9,288)
   Purchase of property and equipment                       (96)       (199)
                                                         ------      ------
Total cash flows used by investing activities           (10,347)     (9,487)
                                                         ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under bank line of credit               3,224       4,709
   Proceeds from sale of stock                              145
   Proceeds from warrant and option exercises                 -          83
   Preferred stock dividends                                (29)        (21)
   Advances from affiliates                                   -         675
   Other                                                    (22)          -
   Proceeds from issuance of preferred - Series C             -         500
                                                         ------      ------
Total cash flows from financing activities              $ 3,318     $ 5,946
                                                         ------      ------

       See accompanying notes to consolidated financial statements

               UNAPIX ENTERTAINMENT, INC.  AND SUBSIDIARIES
             Consolidated Statements of Cash Flows (continued)
                              (In thousands)
                                (UNAUDITED)

                                           For the Six Months Ended June 30

                                                      2000          1999
                                                      ----          ----
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   $   (301)     $    105

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            301         1,707
                                                    ------        ------

CASH AND EQUIVALENTS AT END OF PERIOD             $     -       $  1,812
                                                    ======        ======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Preferred dividend paid in common stock      $    167      $    159
                                                    ======        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                       $  1,728      $  1,316
                                                    ======        ======
     Cash paid for taxes                          $     55      $     61
                                                    ======        ======


        See accompanying notes to consolidated financial statements

             UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                            June 30, 2000
                             (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Unapix Entertainment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

The Company's unaudited consolidated financial statements for June 30, 2000 have been prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company is currently in default under its revolving credit agreement primarily as a result of an overadvance in the amount of $1,176,000, as of August 17, 2000, based on the current eligible accounts receivable. The Company is discussing a forebearance agreement with GECC and currently anticipates that such an agreement will be entered into. The terms and conditions to be included in the agreement have yet to be agreed upon. There can be no assurance that an agreement will be concluded.

The Company has instituted a cost savings program which together with operations that have been discontinued is expected to attain annual cost savings in excess of $3 million. The Company is also pursuing other financing possibilities but there can be no assurance that it will be successful. The financial statements do not include any adjustments that might result from this uncertainty.

The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. Assuming that the Company is able to satisfy its immediate capital needs, in all likelihood the Company will continue to require significant capital infusions in the future. As its asset base grows, the Company may be able to secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financings.

                 UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                               June 30, 2000
                               (UNAUDITED)


2. Film costs

The Company's film costs include:               June 30,         December 31,
                                                 2000               1999
                                               --------         -----------

                                                     (In thousands)

        Films released                         $ 119,746          $108,909
        Accumulated amortization                 (73,808)          (68,550)
                                                 -------           -------
                                                  45,938            40,359
        Films in process                           6,129             6,715
                                                 -------           -------
                                                $ 52,067          $ 47,074
                                                 =======           =======



3. Net income (loss) per common share

Net income (loss) per basic common share ("EPS") is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

                  UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              June 30, 2000
                               (UNAUDITED)


Net income (loss) per diluted share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

                                         Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                            ----------------   ---------------
                                              2000      1999      2000    1999
                                              ----      ----      ----    ----
Weighted average basic shares outstanding   10,257     7,590   10,250    7,562
Effect of dilutive securities:
    Options                                      -       111        -       76
    Warrants                                     -         -        -        -
                                            ------    ------   ------  ------

Weighted average dilutive
    shares outstanding                     10,257     7,701   10,250    7,638
                                           ======    ======   ======   ======


                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                             ----------------   ---------------
                                              2000      1999      2000    1999
                                              ----      ----      ----    ----

Income (loss) from continuing operations   $  (792)   $  439  $  (470)  $  947
Preferred stock dividends                       97        94      194      183
                                            ------    ------   ------   ------
                                              (889)   $  345     (664)  $  764
Discontinued operations                    (1,626)     (151)  (1,799)    (277)
                                           ------    ------   ------   ------
Net income (loss) for earnings per share  $(2,515)   $  194  $(2,463)  $  487
                                           ======    ======   ======   ======


4.  Conversion of Convertible Series B Preferred Stock

On July 14, 2000, all the outstanding Convertible Series B Preferred Stock, by its terms, was converted into 955,414 shares of the Company's common stock.

5.  Discontinued Operations

In June 2000 the Company decided to cease its catalog operations and sell its 90% owned subsidiary The Jazz Store, Inc.

The loss from operations of these units is as follows:

                                               CATALOG OPERATIONS

                                     Three Months               Six Months
                                    Ended June 30,            Ended June 30,

                                  2000         1999         2000        1999
                                 ------       ------       ------      ------

Revenue                        $    112     $    210     $    274     $   465
Costs and Expenses                  523          399          867         809
                                 ------       ------       ------      ------
Loss from Operations           $   (411)    $   (189)    $   (593)    $  (344)
                                 ======       ======       ======      ======



                                                THE JAZZ STORE, INC.


                                      Three Months               Six Months
                                     Ended June 30,            Ended June 30,

                                  2000         1999         2000        1999
                                 ------       ------       ------      ------

Revenue                        $    222     $    314     $    483    $    450
Costs and Expenses                  453          381          811         575
                                 ------       ------       ------      ------
Loss from Operations           $   (231)    $    (67)    $   (328)   $   (125)
                                 ======       ======       ======      ======


The loss on disposal for the Catalog Operations is $707,000 and consists primarily of abandoned assets. The Jazz Store, Inc. is expected to be sold to its former owners, who are the current management of the operation. The loss on disposal of $910,000 includes expected losses through the date of disposition of $125,000. The sale of The Jazz Store, Inc. is subject to approval by the Company's principal lender and the Company's board of directors.

                 UNAPIX ENTERTAINMENT, INC. AND SUBSIDIARIES

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Revenues for the three months ended June 30, 2000 decreased by 29% to $7,165,000 from $10,076,000 in the same three month period in 1999. Licensing revenue decreased 79% to $1,150,000 in 2000 from $5,494,000 in 1999 and is due primarily to lower foreign market sales because of restructuring of sales management in Europe. Home video revenue increased 31% to $6,015,000 from $4,582,000 due to a bulk sale of inventory to a duplicator which offset a decline in sell through sales due to a consolidation of the sales force which was not fully implemented until June 2000.

Licensing costs decreased by $1,592,000 in the 2000 period due to reduced amortization and royalty related to the lower sales levels. Home video costs in 2000 period increased by 70% primarily as a result of the bulk sale described above.

General and administrative expenses decreased by 27% to $2,436,000 in the 2000 period from $3,334,000 in the 1999 period and is a result of the Company's cost savings program which began in April 2000.

Interest and debt expense decreased by $309,000 to $449,000 from $758,000 due to higher interest earned on producers advances offset in part by higher interest on increased borrowings.

The Company had a loss from continuing operations before tax of ($1,320,000) in 2000 compared with income of $746,000 in 1999. The increased loss in 2000 primarily resulted from lower sales levels.

The loss from continuing operations in 2000 was $792,000 after a tax benefit of $528,000 compared with income of $439,000 in 1999, net of a provision for taxes of $307,000.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Revenues decreased by 19% to $15,878,000 for the six months ended June 30, 2000 from $19,519,000 for the same period in 1999. The principal decrease was in licensing revenue which decreased by 41% in the six months ended June 30, 2000 to $5,249,000 from $8,849,000 in the 1999 six month period. The decrease was confined to the second quarter of 2000 which is explained above. Home video revenue decreased slightly in the six months ended June 30, 2000 but includes a bulk sale of inventory which offset a decline in sell through sales as described above.

Licensing and distribution costs decreased by $645,000 (16%) in the 2000 six month period due to reduced amortization and royalty expense related to the lower revenue level.

General and administrative expense decreased by 11% to $5,202,000 in the 2000 six month period from $5,842,000 in the 1999 period as a result of the Company's cost savings program which began in April 2000.

Interest and debt expense decreased by $222,000 to $1,088,000 from $1,310,000 due to higher interest earned on producers advances offset in part by higher interest on increased borrowings.

The Company had a loss from continuing operations before taxes of $765,000 in 2000 compared to income of $1,623,000 in 1999. The loss in 2000 is primarily related to lower revenue levels.

The loss from continuing operations in 2000 was $470,000, after a tax benefit of $295,000 compared with income of $947,000 in 1999, net of a provision of taxes of $676,000.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which recinds FASB Statement 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by Statement of Positions 00-2 ("SOP 00-2") "Accounting by Producers or Distributors of Films" which is effective for fiscal years beginning after December 15, 2000. SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Under the new accounting standard, all exploitation costs such as advertising expenses and marketing costs will be expensed as incurred, whereas under the old accounting standards, these costs were capitalized and amortized over the products' lifetime. When the new standard is adopted, the Company will be required to record a charge for the cumulative effect of the change in accounting principle. At the present time, the Company is not able to estimate the amount of the charge but will be conducting a review of its accounting records to determine the amount.

Liquidity and Capital Resources

For the six months ended June 30, 2000, operating activities provided cash of $6,728,000. The Company used $10,347,000 in investing activities which consisted primarily of $10,251,000 incurred in acquiring and producing new properties for the home video rental and the licensing and distribution markets. The additional cash requirements of $3,619,000 were met principally from additional borrowings under the revolving line of credit of $3,224,000.

In the normal course of business the Company makes certain guarantees to producers and other third parties as to the minimum amount such parties will receive from the Company's distribution of their products. The Company has committed to pay film acquisition advances and guarantees of approximately $4,853,000 as of June 30, 2000, which amounts are payable upon delivery of the films. The Company also expects to incur significant additional cash flow needs relating to its continued expansion.

The Company has a borrowing facility with General Electric Capital Corporation ("GECC") which provides for borrowings of up to $40,000,000 secured by all the Company's property. Funding up to $26,000,000 is based on the film library and $14,000,000 is based on eligible accounts receivable. At June 30, 2000, the Company has borrowed $33,865,000. Mandatory repayments of the library credit are due in quarterly installments of $500,000 beginning September 28, 2000.

The Company's unaudited consolidated financial statements for June 30, 2000 have been prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company is currently in default under its revolving credit agreement primarily as a result of an overadvance in the amount of $1,176,000, as of August 17, 2000, based on the current eligible accounts receivable. The Company is discussing a forebearance agreement with GECC and currently anticipates that such an agreement will be entered into. The terms and conditions to be included in the agreement have yet to be agreed upon. There can be no assurance that an agreement will be concluded.

The Company has instituted a cost savings program which together with operations that have been discontinued is expected to attain annual cost savings in excess of $3 million. The Company is also pursuing other financing possibilities but there can be no assurance that it will be successful. The financial statements do not include any adjustments that might result from this uncertainty.

The feature film and television licensing and distribution industries require significant expenditures of funds to establish and expand a library of films and programs from which revenues may be generated. Assuming that the Company is able to satisfy its immediate capital needs, in all likelihood the Company will continue to require significant capital infusions in the future. As its asset base grows, the Company may be able to secure an increased working capital line of credit as well as explore other film acquisition financing arrangements. The Company may also have additional debt or equity financings.

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

              Item 3. Quantitative and Qualitative Disclosure
                            About Market Risk

The Company has a borrowing facility on which it incurs interest equal to 1.25% per annum above the Index Rate which was 9.5% at June 30, 2000. A 1% change in the benchmark rate applied to the outstanding borrowings at June 30, 2000 ($33,865,000) would result in an increase or decrease in interest expense of $339,000 per year.

Receivables from sales to foreign customers are generally denominated in U.S. dollars. The Company has no significant foreign exchange gains or losses.

PART II - OTHER INFORMATION

Items 1 and 4 are not applicable.

Item 2.  Changes in Securities

     (A) and (B) are not applicable.

     (C) Set forth below is a description of all sales of unregistered securities since the first quarter of 2000.

     In April 2000 the Company granted a total of 225,000 common stock purchase options to employees: 200,000 of which have an exercise price of $1.32 per share and 25,000 of which have an exercise price of $2.32 per share. All such options expire in April 2010. 200,000 of such options become exercisable over a three year period based solely upon the grantee's continuing to provide services to the Company. 25,000 of such options will not be exercisable for 9.5 years; subject to earlier exercisability if certain earnings thresholds are met. The options were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     During April 2000 Messrs. Pearlman and Lawi agreed to purchase 100,000 and 50,000 shares of common stock of the Company valued at $1.45 per share. Pearlman purchased the shares for cash and Lawi in exchange for an equal aggregate amount of salary and bonus due him for 1999 and 2000. In April 2000 Messrs. Pearlman, Lawi and Back agreed to accept $25,000, $12,500 and $5,110, respectively, of their year 2000 compensation in shares of the Company's common stock valued at current market prices in lieu of cash. The shares are being issued pursuant to the exemption contained in Section 4(2) of the Act.

     In June 2000 the Company granted a total of 50,000 common stock purchase options to directors of the Company, having an exercise price of $1.50 per share and expiring on December 31, 2009. One-quarter of the options are immediately exercisable and the remainder become exercisable over a three year period.

     In July 2000 the Company issued 955,414 shares of common stock with respect to the conversion of 300 shares of Series B 6% Convertible Preferred Stock ("Preferred Stock B"), which were automatically converted on the second anniversary of their issuance according to their terms. The shares were issued pursuant to the exemption contained in Section 3(a)(9).

     In July 2000 the Company granted 260,000 common stock purchase options to employees, of which 50,000 have an exercise price of $1.45 per share; 60,000 have an exercise price of $1.50 per share; 50,000 of which have an exercise price of $2.00 per share; 50,000 have an exercise price of $3.00 per share; and 50,000 have an exercise price of $3.50 per share. The options expire in July, 2010. 110,000 of the options become exercisable over a three year period, based solely upon the grantee's continuing to provide services to the Company. The remaining options are not exercisable for 9.5 years, subject to earlier exercisability if the Company's common stock attains certain price levels.

Item 3.  Default Upon Senior Securities

As of August 17, 2000, the Company is in default under its revolving credit facility with General Electric Capital Corporation ("GECC") primarily as a result of an overadvance from GECC in the amount of approximately $1,176,000, based upon the Company's current borrowing base. The Company is discussing a forbearance agreement with GECC, and currently anticipates that such an agreement will be entered into. The terms and conditions to be included in such agreement have yet to be agreed upon.


Item 5.  Other Information

     The Company plans to hold its 2000 Annual Meeting of Stockholders on October 24, 2000. Proposals that stockholders wish to include in the Company's proxy statement and form of proxy for presentation at the next Annual Meeting of Shareholders must be received by the Company at 200 Madison Avenue, New York, New York 10016, Attention Michael R. Epps, Esq. prior to September 15, 2000. The Company will be allowed to have discretionary voting authority on any proposal that is to be presented at next year's annual meeting, unless it receives notice of such proposal by no later than such date.

Item 6.  Exhibits and Reports on Form 8-K

 a)  Exhibits

 10.1 Amendment No. 2 to Credit and Security Agreement and Waiver, dated as of August 17, 2000, among Unapix Entertainment, Inc. and its subsidiaries, and General Electric Capital Corporation.

  27.  Financial Data Schedule.

 b)  Reports on Form 8-K not applicable.



                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNAPIX ENTERTAINMENT, INC.



/s/ Cheryl Freeman                                       August 18, 2000
--------------------------------------
Cheryl Freeman, Chief Financial Officer

                               EXHIBIT INDEX
                               -------------


Exhibit Number  Description
--------------  -----------
   10.1 Amendment No. 2 to Credit and Security Agreement and Waiver, dated as of August 17, 2000, among Unapix Entertainment, Inc. and its subsidiaries, and General Electric Capital Corporation.

   27           Financial Data Schedule






                                   EXHIBIT 10.1
                                   ------------

           AMENDMENT NO. 2 TO CREDIT AND SECURITY AGREEMENT AND WAIVER

This Amendment No. 2 to Credit and Security Agreement and Waiver, dated as of August 17, 2000 (the "Amendment"), is between UNAPIX ENTERTAINMENT, INC., a Delaware corporation ("Unapix"), UNAPIX PRODUCTIONS WEST, a California corporation ("UPW"), FRESH DEVELOPMENT, INC., a Delaware corporation ("FDI"), UNAPIX ONLINE, INC., a New Jersey corporation formerly known as Unapix Direct Media, Inc. ("UOL"), GREEN LEAF ADVERTISING COMPANY, INC., a New York corporation ("Green Leaf"), UNAPIX SYNDICATION, INC., a New York corporation ("USI") and THE JAZZ STORE, INC., a New Jersey corporation ("JSI") (Unapix, UPW, FDI, UOL, Green Leaf, USI and ISI are sometimes collectively referred to herein as the "Borrowers" and individually as a "Borrower"); the other Credit Parties signatory hereto; and GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation tin its individual capacity, "GE Capital), as the Lender.

A. The Borrowers, Miramar Images, Inc., a Washington corporation ("Miramar") and the Lender have entered into a certain Credit and Security Agreement dated as of September 28, 1999 as amended as of April 12, 2000 (the "Credit Agreement").

B. Miramar has merged into Unapix, with Unapix being the surviving corporation.

C. Unapix has formed a new subsidiary, Pacific Surf Productions, a California corporation ("PSP"), and under the terms of the Credit Agreement PSP is required to execute an Instrument of Assumption and Joinder in substantially the form attached to the Credit Agreement as Exhibit 5.17.

D. The Borrowers have requested that the Lender amend the Credit Agreement and waive compliance by the Borrowers with certain provisions of the Credit Agreement, as more particularly described in this Amendment.

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

2. Amendment.

2.1 Paragraph (b) of Annex D of the Credit Agreement is hereby restated in its entirety as follows:

"(b) Compliance Certificates. All financial information provided by the Borrowers pursuant to paragraph (a) above (i) as of the close of and for each Fiscal Month shall be accompanied by a statement in reasonable detail showing the calculations used in determining compliance with each covenant set forth in Section 6.23, (ii) as of the close of and for each Fiscal Month to and including December, 2000, and thereafter as of the close of and for the last Fiscal Month of each Fiscal Quarter (commencing with the Fiscal Quarter ending March 31, 2001), shall be accompanied by a statement in reasonable detail showing the calculations used in determining compliance with each financial covenant set forth on Annex F which is tested as required (each of the statements referred to in clauses (i) and (ii) above are referred to herein as a "Compliance Certificate"), and (iii) as of the close of and for each Fiscal Month shall be accompanied by the certification of the Chief Financial Officer of Borrower Representative that (A) such financial information presents fairly in accordance with GAAP (subject to normal year-end adjustments) the financial position and results of operations of Borrowers and their Subsidiaries, on a consolidated and consolidating basis, in each case as at the end of such month and for the period then ended and (B) any other information presented (including without limitation each Compliance Certificate) is true, correct and complete in all material respects and that there was no Default or Event of Default in existence as of such time or, if a Default or Event of Default shall have occurred and be continuing, describing, the nature thereof and all efforts undertaken to cure such Default or Event of Default."

3. Waiver, Paragraph (c) of Annex F of the Credit Agreement requires the Borrowers to maintain minimum EBITDA on a consolidated basis for certain 12-month periods more particularly described in that paragraph. The Borrowers have failed to maintain minimum EBITDA as required under the Credit Agreement as in effect prior to this Amendment for certain of these 12-month periods. The Lender hereby waives compliance by the Borrowers with paragraph (c) of Annex F of the Credit Agreement as in effect prior to this Amendment for the 12-month period ending December 31, 1999, provided that Borrowers have maintained on a consolidated basis, for such 12-month period, EBITDA of not less than $19,244,000.

4. Representations and Warranties. When the Borrowers sign this Amendment, each Borrower represents and warrants to the Lender that: (a) giving effect to this Amendment, as of December 31, 1999 there exists no Default or Event of Default, (b) giving effect to this Amendment, as of December 31, 1999 the representations and warranties of the Borrowers in the Credit Agreement and in the other Loan Documents are each true on and as of the date hereof as if made on and as of said date, (c) this Amendment is within such Borrower's powers,
(d) this Amendment been duly authorized by all necessary or proper corporate and shareholder action, (e) this Amendment does not contravene any provision of such Borrower's charter or bylaws, and (f) this Amendment does not violate any law or regulation, or any order or decree of any court or Governmental Authority.

5. Conditions. This Amendment will be effective upon the occurrence of the following, in each case in a manner satisfactory to the Lender hereto, and

5.1 Receipt by the Lender of this Amendment executed by each party hereto; and

5.2 Receipt by the Lender of an Instrument of Assumption and Joinder in substantially the form attached to the Credit Agreement as Exhibit 5.17, duly executed and delivered by PSP.

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

UNAPIX ENTERTAINMENT, INC., a Delaware corporation
By:
Title:

UNAPIX PRODUCTIONS WEST, a California corporation
By:
Title:

FRESH DEVELOPMENTS, INC., a Delaware corporation
By:
Title:

UNAPIX ONLINE, INC., a New Jersey corporation
By:
Title:

GREEN LEAF ADVERTISING COMPANY, INC., a New York corporation
By:
Title:

UNAPIX SYNDICATION INC., a New York corporation
By:
Title:

THE JAZZ STORE, INC., a New Jersey corporation
By:
Title:

GENERAL ELECTRIC CAPITAL CORPORATION, as Lender
By:
Title: